Form 10-K
period 2021-12-31
Charge Enterprises, Inc.
filed 2022-03-29
CIK 1277250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 333-253073

CHARGE ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Delaware	90-0471969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

125 Park Avenue, 25th Floor New York, NY	10017
(Address of principal executive offices)	(Zip Code)

(212) 921-2100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
		Smaller reporting company	☒
Non-accelerated filer	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $152.7 million on June 30, 2021 (the last business day of the registrant’s most recently completed second quarter) based on the closing price for the common stock on the Pink Open Market on June 30, 2021.

As of March 1, 2022, a total of 189,468,797 shares of common stock, par value $0.0001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K, which reflect our current views with respect to future events and financial performance, and any other statements of a future or forward-looking nature, constitute “forward-looking statements” for the purpose of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.

Any forward-looking statement in this Annual Report on Form 10-K reflects our current view with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our business, results of operations, industry and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Annual Report on Form 10-K and the documents that we reference herein and therein and have filed as exhibits hereto and thereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Annual Report on Form 10-K also contain or may contain estimates, projections and other information concerning our industry, our business and the markets for our products, including data regarding the estimated size of those markets and their projected growth rates.  We obtained the industry and market data in this report from our own research as well as from industry and general publications, surveys and studies conducted by third parties.  This data involves a number of assumptions and limitations and contains projections and estimates of the future performance of the industries in which we operate that are subject to a high degree of uncertainty, including those discussed in “Risk Factors.”  We caution you not to give undue weight to such projections, assumptions and estimates.  Further, industry and general publications, studies and surveys generally state that they have been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information.  While we believe that these publications, studies and surveys are reliable, we have not independently verified the data contained in them.  In addition, while we believe that the results and estimates from our internal research are reliable, such results and estimates have not been verified by any independent source.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements as predictions of future results. Our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Throughout this report the terms “Charge,” “we,” “our” or “us,” refer to Charge Enterprises, Inc. and its subsidiaries on a consolidated basis, unless stated or the context implies otherwise. The use of the term “partner” or “partnering” in this report does not mean or imply a formal legal partnership, and is not meant in any way to alter the terms of Charge’s relationship with any third parties.

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy.  The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may have an adverse effect on our business, cash flows, financial condition and results of operations.  Such risks include, but are not limited to:

•

Risks relating to our strategy, such as those associated with our ability to deploy capital effectively, execute our business strategy, compete in highly competitive markets, develop our new products and services, execute and integrate future acquisitions, strategic investments, and business opportunities, and protect our intellectual property.

•

Risks relating to our operations, such as those associated with our limited operating history, effects of the global COVID-19 pandemic, attracting and retaining experienced personnel, changes in technology and customer requirements, and ability to manage growth.

•

Risks relating to Telecommunications (one of our reportable operating segments), such as those associated with competing with larger competitors, our suppliers’ financial strength and ability to deliver equipment and services, performance of our infrastructure, domestic and international competition, our ability to operate a cost-effective network, regulations, and adequacy of insurance coverage.

•

Risks relating to Infrastructure (one of our reportable operating segments), such as those associated with success of our existing products and services and innovation of new products and services, stability of external suppliers, consumers’ acceptance of  Wireless Network Infrastructure (“WNI”) and Electric Vehicle (“EV”) Charging (“EVC”), manufacturers’ pace and ultimate production of EVs and EV chargers, deployment of physical wireless network elements and EV charging equipment, cybercrimes, effectiveness of our mobile applications, adjustments to 4G and 5G systems and EVC technology advances, intense competition, government regulations, including environmental regulations, cost and availability of insurance, and union relationships.

•

Risks relating to our liquidity, including those associated with our ability to service our indebtedness, generate sufficient cash flow from operations, obtain additional funding on market terms to continue our current level of operations and growth, and forecast our cash needs.

•

Risks relating to compliance and regulation, including those associated with our ability to develop and maintain an effective system of internal controls, management’s ability to significantly influence matters submitted to our stockholders for approval, our ability to comply with current and future regulations.

•

Risks relating to our notes, including those associated with our granting a senior lien on our assets to secure repayment of such notes, and substantial dilution to common stock holders upon conversion of convertible notes.

•

Risks relating to investing in our common stock, including those associated with the limited public market for our common stock, the dilutive effect of our outstanding warrants, preferred stock and convertible notes on our common stockholders, risks of investing in a low-priced “penny” stock, our ability to list our common stock on Nasdaq and maintain such listing, government and FINRA rules to limit a stockholder’s ability to buy and sell our common stock, securities or industry analysts not following or negatively reporting on us, restrictions on third party seeking to acquire us, our dividend policy, restrictions on the exclusive forum for stockholders’ actions, the cost and our time devoted to being a public company, and our status as an “emerging growth company”.

PART I

ITEM 1. BUSINESS.

Overview

Charge Enterprises, Inc. (the “Company” or “Charge”) consists of a portfolio of global businesses with a vision to build the electrification and telecommunications infrastructure that will address and service requirements for EVC and WNI which includes 5G, tower, distributed antennae systems (“DAS”), small cell, and electrical infrastructure.  We operate in two segments: Telecommunications which provides connection of voice calls and data to global carriers and Infrastructure which builds physical wireless network elements, provides electrical construction services and designs and installs EV charging stations and infrastructure.

Strategy

Our strategy is to maintain the solid business within Telecommunication and to drive growth within Infrastructure by leveraging our operating subsidiaries and developing strategic relationships. Within Infrastructure, we provide seamless solutions for the physical elements of wireless networks and installation, monitoring and maintenance of EV charging stations. Infrastructure’s goal is to implement end-to-end solutions for customers that are custom designed to enhance connectivity, productivity, reduce the cost of operations, decrease greenhouse emissions, and improve the efficiency of commercial operations for our customers and their consumers.

We believe the rise of new developing technologies in both the wireless network and EVC industries offers us a unique growth opportunity.  Our strategy focuses on continued development and organic growth as well as targeted acquisitions and strategic alliances.  We intend to do this through the following:

Leveraging existing private and public sector relationships to organically grow WNI and EVC installations: Within the WNI and EVC space, we have built solid relationships with automotive dealerships, commercial fleets, major carriers, general, electrical and sub-contractors, private industry and governmental organizations allowing us to grow the number of projects and revenues. As an agnostic hardware and software player in the WNI and EVC market, we tailor installations to the requirements of each industry segment, creating customized charging solutions and affording Charge a significant competitive advantage over competitors. In the future, we plan to target businesses such as parking structures, apartment and office complexes, gas stations, shopping centers, big box retail and hotel chains.

Expand reach and capacity across North America through organic growth and strategic M&A:  We continue to leverage our relationships within multiple verticals, original equipment manufacturers (“OEM”), commercial fleets, vendors, real estate, insurance and warranty, wireless and electric infrastructure to target acquisitions that expand scale and installation capacity, capabilities, channel distribution, and geographic reach within infrastructure implementation for WNI and EVC.  In May 2021, we acquired Nextridge, Inc., a New York corporation (“Nextridge”) and its wholly owned subsidiary, Advanced Network Solutions (collectively referred to as “ANS”), which has contributed to growth and strategic business opportunities.  ANS is highly experienced in the installation of physical wireless network elements including 5G, tower, DAS, small cells and will directly contribute to our goals of growing our footprint within this space.   In December 2021, we acquired B W Electrical Services, LLC (“BW”), a New Jersey limited liability company, which has added to our electrical construction expertise and access to the unionized labor market.  BW’s deep experience and unionized workforce will help position us for growth that we see coming in the years ahead within the infrastructure space.

Expand technology-enabled solutions: We continue to research and develop mobile application opportunities and tech enabled services designed to expand a seamless offering that assists employees, contractors and customers with a fluid experience throughout EVC and WNI. This suite of technology will complement and add to our existing proprietary software and apps that will support our custom infrastructure solutions to move and connect people.

Telecommunications

Telecommunications, through our operating subsidiary PTGI International Carrier Services, Inc. (“PTGI”), provides connection of both voice and data to Carriers and Mobile Network Operators (“MNO’s”) globally for over two decades and we will selectively add profitable products and services, such as SMS text, to this long-established business. Telecommunications has contractual relationships with service providers in over 19 foreign countries primarily within Asia, Europe, the Middle East, Africa and North America.  We provide customers with internet-protocol-based and time-division multiplexing (“TDM”) access for the transport of long-distance voice and data minutes.

We operate a global telecommunications network consisting of domestic switching and related peripheral equipment, carrier-grade routers and switches for internet and circuit-based services. To ensure high-quality communications services, our network employs digital switching and fiber optic technologies, incorporates the use of voice-over-internet protocols, SS7/C7 signaling and is supported by comprehensive network monitoring and technical support services.

Foreign Carrier Agreements

In select countries where competition with traditional post telegraph and telecommunications companies (“PTTs”) are limited, we have entered into foreign carrier agreements with other PTTs, or similar service providers to provide traffic into these countries and receive such countries’ traffic in return. We maintain relations with approximately 200 wholesale carriers, or similar providers, all of which are at will arrangements.

Network Management and Control

Telecommunications owns and operates network management systems in Ashburn, Virginia to monitor and control our switching systems, global data network, and other digital transmission equipment. Additional network monitoring, network management, and traffic management services are supported from our network management centers located in Guatemala City, Guatemala and Bucharest, Romania. The network management control centers provide 24/7 online service.

Competition

Long Distance: We face significant competition as we attempt to expand our business from other telecommunications carriers and resellers. We compete on the basis of price, service quality, financial strength, relationship and presence. Sales of wholesale long-distance voice minutes are generated by connecting one telecommunications operator to another and charging a fee to do so.

Over-the- top (“OTT”) Applications: OTT Applications, such as WhatsApp, Skype, and FaceTime, continue to impact our long distance business model. There can be no assurance that the current declines in the long distance business globally driven by these applications will not increase; or that our business will not be impacted by the increased consumer adoption of such applications globally.

Government Regulation

We are subject to varying degrees of regulation in each of the jurisdictions in which we operate. Local laws and regulations, and the interpretation of such laws and regulations, differ among those jurisdictions. There can be no assurance that future regulatory, judicial and legislative changes or activities will not have a material adverse effect on us, or domestic or international regulators or third parties will not raise material issues with regard to our regulatory compliance.

Regulation impacting the telecommunications industry continues to change rapidly in many jurisdictions. Privacy related laws and regulations, such as the EU’s GDPR, USA’s TRACED Act and associated caller identification authentication and fraudulent robocall mitigation rules, as well as privatization, deregulation, changes in regulation, consolidation, and technological change have had, and will continue to have, significant effects on the industry. Although we believe that deregulation with respect to portions of the telecommunications industry will continue and create opportunities for firms such as us, there can be no assurance that deregulation will continue, or if any regulatory changes implemented would benefit us.

As of December 31, 2021, we have implemented the following regulatory framework in our operating services offered:

United States

In the United States, our Telecommunications division services are subject to the provisions of the Communications Act of 1934, as amended (the “Communications Act”), and other federal laws, rules, and orders of the Federal Communications Commission (“FCC”) regulations, and the applicable laws and regulations of the various states.

International Service Regulation

The FCC has jurisdiction over common carrier services linking points in the U.S. to points in other countries and we provide such services. Providers of such international common carrier services must obtain authority from the FCC under Section 214 of the Communications Act. We have obtained the authorizations required to use, on a facilities-based and resale basis, various transmission media for the provision of international switched services and international private line services on a non-dominant carrier basis. The FCC is considering a number of possible changes to its rules governing international common carriers. We cannot predict how the FCC will resolve those issues or how its decisions will affect our international business. FCC rules permit non-dominant carriers such as ourselves to offer some services on a de-tariffed basis, to compete to provide consumers with lower rates and choices among carriers and services.

In furtherance of its existing caller identification and fraudulent robocall mitigation rules, the FCC has proposed additional regulations for carriers delivering foreign-based call traffic to points in the U.S., including proposals that, if adopted, would require carriers such as us to apply the FCC’s STIR/SHAKEN caller identification authentication framework to foreign-originated calls with U.S. numbers and to implement robocall mitigation practices for such calls, including requirements to respond to traceback requests within 24 hours, implement mandatory call blocking based on existing FCC rules for US-originated calls, and implement know-your-customer policies. We already comply with all existing caller identification authentication and robocall mitigation rules applicable to our call traffic, and we will comply with any new rules adopted by the FCC that apply to our call traffic.

Domestic Service Regulation

With respect to our domestic communications services, PTGi is considered a non-dominant interstate carrier subject to regulation by the FCC. FCC rules provide us significant authority to initiate or expand our domestic interstate operations, but we are required to obtain FCC approval to assume control of another telecommunications carrier or its assets, to transfer control of our operations to another entity, or to discontinue service. We are also required to file various reports and pay various fees and assessments to the FCC and various state commissions. Among other things, interstate common carriers must offer service on a nondiscriminatory basis at just and reasonable rates. The FCC has jurisdiction to hear complaints regarding our compliance or non-compliance with these and other requirements of the Communications Act and the FCC’s rules. Among other regulations, we are subject to the Communications Assistance for Law Enforcement Act (“CALEA”) and associated FCC regulations which require telecommunications carriers to configure their networks to facilitate law enforcement authorities to perform electronic surveillance.

FCC rules also require certain providers of retail long distance voice service to generate and retain various records regarding completion of calls to rural areas. Specifically, the rules require those providers to collect and retain information on long-distance call attempts such as, but not limited to, the called number, the date and time of the call, and the use of an intermediate provider. The rules also prohibit false audible ringing (the premature triggering of audible ring tones to the caller before the call setup request has reached the terminating service provider). While we are not directly subject to these rules, we may function as an intermediate provider within the meaning of these rules, which may require us to provide information to our customers regarding calls that we carry on their behalf. In addition, under Section 262 to the Communications Act of 1934, intermediate providers, such as ourselves must register with the FCC and meet certain quality standards (now embodied in the FCC’s rules).

Interstate and international telecommunications carriers are required to contribute to the federal Universal Service Fund (“USF”).  Carriers providing wholesale telecommunications services are not required to contribute with respect to services sold to customers that provide a written certification that the customers themselves will make the required contributions.  If the FCC or the USF Administrator were to determine that the USF reporting for the Company, including our Communications services, are not accurate or in compliance with FCC rules, we could be subject to additional contributions, as well as to monetary fines and penalties.  In addition, the FCC may revise its USF contribution mechanisms and the services considered when calculating the contribution.  We cannot predict the outcome of any such revisions or their potential effect on our contribution obligations.  Some changes to the USF under consideration by the FCC may affect certain entities more than others, and we may be disadvantaged as compared to our competitors as a result of FCC decisions regarding USF.  In addition, the FCC may extend the obligation to contribute to the USF to certain services that we offer but that are not currently assessed USF contributions.

FCC rules require providers that originate interstate or intrastate traffic on or destined for the public switched telephone network (“PSTN”) to transmit the telephone number associated with the calling party to the next provider in the call path. Intermediate providers, such as ourselves, must pass calling party number (“CPN”) or charge number (“CN”) signaling information they receive from other providers unaltered, to subsequent providers in the call path. While we believe that we are in compliance with this rule, to the extent that we pass traffic that does not have appropriate CPN or CN information, we could be subject to fines, cease and desist orders, or other penalties.

Infrastructure

Infrastructure has three areas of focus, including:

•	Building physical wireless network elements including 4G and 5G, cell tower, small cell, and in-building applications,

•	Seamless EVC solutions including design, engineering, vendor specification, construction, installation and maintenance of EV chargers, and

•	Providing a network of personal charging powerbanks situated in bars, restaurants, transit hubs and sporting arenas.

Services for these areas include: design and engineering, equipment specification and sourcing, installation, data & software solutions, and service and maintenance.

Infrastructure Products

Products and Services of Infrastructure include:

•	Cell tower construction and modification services,

•	Wireless enterprise solutions,

•	Network monitoring and maintenance,

•	DAS RF engineering design, installation and remote monitoring,

•	DC and UPS Power primary and secondary systems implementation,

•	Seamless EVC solutions including design, engineering, vendor specification, construction, installation and maintenance of EV chargers, and

•	Installation, management and maintenance of charging kiosks with on-the-go charging solutions for mobile digital devices.

Sales and Marketing of Infrastructure

Infrastructure markets its services through a variety of sales channels including trade shows, conferences, press releases and public relations, our website, and partnerships with governments, wireless carriers, dealerships, OEMs and other vendors.

Competition

Infrastructure faces competition from other charging and docking suppliers as it attempts to win the business of cities, wireless carriers, private companies, fleet managers and resellers.  We compete on the basis of price, service quality, relationship, presence and the quality of our products.  In the WNI and electrical construction space, we face competition from local, regional and national players. The competition is categorized by specialized service providers in the network, tower, construction, engineering and electrical industry. These companies range in size from ten or less employees with approximately a million dollars in revenue to thousands of employees with billions in revenue. In the EVC infrastructure space, we face competition from other EV charger installers. However our business model is founded on continued and consistent education of this emerging EVC space to both industry players and the client, providing dedicated client engagement and committed, thorough end-to-end project management with the goal of delivering a quality work product with integrity.

Government Regulation

Infrastructure is subject to varying degrees of regulation in each of the jurisdictions in which it operates. Local laws and regulations, and the interpretation of such laws and regulations, differ among those jurisdictions. There can be no assurance that future regulatory, judicial and legislative changes will not have a material adverse effect on us, domestic or international regulators or third parties will not raise material issues with regard to its compliance with applicable regulations; regulatory activities will not have a material adverse effect on it.

Regulation impacting the greater EV industry continues to change rapidly in many jurisdictions which may affect the businesses advantageously or adversely depending on the decisions made.

Corporate History and Information

We were incorporated in the state of Nevada on May 8, 2003 under the name “E-Education Network, Inc.” On August 10, 2005 we changed our name to “GoIP Global, Inc.” On December 27, 2017, we redomiciled from Nevada to Colorado. On October 1, 2020, we converted from a Colorado corporation to a Delaware corporation and in connection with such conversion changed our name to “Transworld Holdings, Inc.” As of January 26, 2021, our name has been further changed to “Charge Enterprises, Inc.”

On April 30, 2020, we entered into an agreement to acquire 100% of the outstanding equity interests of Transworld Enterprises pursuant to a Share Exchange Agreement, dated April 30, 2020, by and among us, Transworld Enterprises and the shareholders of Transworld Enterprises. The transactions contemplated by the Share Exchange Agreement closed on May 8, 2020. In accordance with the Share Exchange Agreement, we acquired all of the outstanding shares of Transworld Enterprises in exchange for 1,000,000 shares of each of our Series D and Series F preferred stock. The Series D preferred stock was convertible into 80% of our issued and outstanding shares of common stock upon consummation of a reverse stock split and voted on an as-converted basis. The Series F preferred stock is convertible into 80% of the Company’s issued and outstanding shares of common stock at any time at the option of the holder and votes on an as-converted basis.

On July 13, 2020, our Board of Directors approved, subject to shareholder approval, (i) a Plan of Conversion, pursuant to which we would convert from a corporation incorporated under the laws of the State of Colorado to a corporation incorporated under the laws of the State of Delaware, and such approval includes the adoption of our Certificate of Incorporation and Bylaws under the laws of the State of Delaware, and a change in our name from “GoIP Global, Inc.” to “Transworld Holdings, Inc.”, each of which became effective concurrently with the effectiveness of the conversion and (ii) a reverse stock split of our outstanding common stock in a ratio of one-for-five hundred (1:500), which became effective immediately prior to the effectiveness of the conversion. On October 1, 2020, we filed articles of amendment with the Colorado Secretary of State to effectuate the Reverse Stock Split. Immediately thereafter, we completed the conversion by filing our new Certificate of Incorporation with the State of Delaware.

On September 25, 2020, we entered into a stock acquisition agreement with the shareholders of GetCharged pursuant to which we agreed to acquire 100% of the outstanding voting securities of GetCharged in exchange for 60,000,000 shares of our common stock. The closing of the GetCharged acquisition occurred on October 12, 2020.

On October 2, 2020, we entered into a stock purchase agreement with the shareholders of PTGi pursuant to which we agreed to acquire 100% of the outstanding voting securities of PTGi in consideration for $892,000. The closing of the PTGi acquisition occurred on October 31, 2020.

Our wholly-owned subsidiary, Charge Infrastructure Holding, Inc. (formerly known as Charge Infrastructure, Inc.), entered into a securities purchase agreement, dated May 7, 2021, with the shareholders of Nextridge, Inc., a New York corporation (“Nextridge”) pursuant to which we agreed to purchase all the issued and outstanding shares of Nextridge for an aggregate purchase price of $19,798,324. $6,850,000 of the aggregate purchase price payable to the shareholders of Nextridge was paid through the issuance of 2,395,105 shares of our Series B preferred stock (the “Series B Preferred”). The acquisition closed on May 21, 2021. Nextridge operates its business through its wholly owned subsidiary, ANS Advanced Network Services LLC, a New York, limited liability company (“ANS”).

On December 22, 2021, Charge Infrastructure Holdings, Inc. entered into a Unit Purchase Agreement to acquire all of the membership interests of B W Electrical Services LLC (“BW”), a New Jersey limited liability company . BW, founded in 2006 and headquartered in New Jersey, is an electrical contracting services firm specializing in commercial projects with a focus on ground-up construction. On December 27, 2021, we completed the acquisition and paid the sellers an aggregate cash amount of $13,500,000 plus 1,285,714 shares of our common stock. A portion of the cash consideration was placed in escrow to satisfy certain obligations of the sellers as described in the Unit Purchase Agreement.

On January 14, 2022, Charge Infrastructure Holdings, Inc. entered into, and simultaneously closed, an Agreement and Plan of Merger acquiring all of the membership interests of EV Group Holdings LLC, a New Jersey limited liability company (“EV Depot”) through a reverse triangular merger with Mergeco, Inc., a Delaware corporation, a newly-formed wholly-owned subsidiary of Charge Infrastructure Holdings, Inc. The sellers received cash consideration of $1,250,000 plus 5,201,863 shares of our common stock. EV Depot, headquartered in New Jersey, is a group of companies focused on real estate solutions for commercial and fleet operators requiring parking, maintenance and EV charging depot resources.

Our principal executive offices are located at 125 Park Avenue, 25th Floor, New York, NY 10017 and our telephone number is (212) 921-2100. We maintain a website at www.charge.enterprises. Information contained on or accessible through our website is not, and should not be considered, part of, or incorporated by reference into, this report or any other report filed with or furnished to the SEC. We have included such website addresses only as inactive textual references and do not intend them to be active links.

Employees

As of December 31, 2021, we had 289 team members, comprised of 188 employees all of whom are full time, 39 contractors/temporary labor and 62 union labor. Many of our activities are outsourced to consultants who provide services to us on a project basis. As business activities require and capital resources permit, we will hire additional employees to fulfill our company’s needs.

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. You should consider carefully the risks described below, which we believe represent some of the material risks related to our securities, together with the other information contained in this annual report, before making a decision to invest in our securities. This annual report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below.

Risks Related to Strategy

If we are not able to deploy capital effectively and on acceptable terms, we may not be able to execute our business strategy.

Our strategy includes effectively deploying capital by acquiring interests in new companies.  We may not be able to identify attractive acquisition candidates that fit our strategy.  Even if we are able to identify acquisition candidates, we may not be able to acquire interests in those companies due to an inability to reach mutually acceptable financial or other terms with those companies or due to competition from other potential acquirers that may have greater resources, brand name recognition, industry contacts or flexibility of structure than we do.  The recent turmoil in the global economy has caused significant declines and fluctuations in the valuations of publicly-traded companies and privately-held companies.  Uncertainty regarding the extent to which valuations of companies that fit our acquisition strategy will continue to fluctuate may affect our ability to accurately value potential acquisition candidates.  Additionally, ongoing weak economic conditions may make it more difficult for us to obtain capital needed to deploy to new and existing partner companies.  If we are unable to effectively deploy capital to partner companies on acceptable terms, we may not be able to execute on our strategy, and our business may be adversely impacted.

The nature of our business is speculative and dependent on a number of variables beyond our control that cannot be reliably ascertained in advance.

The revenues and profits of an enterprise like ours are generally dependent upon many variables. Our customer appeal depends upon factors which cannot be reliably ascertained in advance and over which we have no control, such as unpredictable customer and media reviews, industry analyst commentaries, and comparisons to competitive products. As with any relatively new business enterprise operating in a specialized and intensely competitive market, we are subject to many business risks which include, but are not limited to, unforeseen marketing difficulties, excessive research and development expenses, unforeseen negative publicity, competition, product liability issues, manufacturing and logistical difficulties, and lack of operating experience. Many of the risks may be unforeseeable or beyond our control. There can be no assurance that we will successfully implement our business plan in a timely or effective manner, that we will be able to generate sufficient interest in our products, or that we will be able to market and sell enough products and services to generate sufficient revenues to continue as a going concern.

Our markets are highly competitive, and our failure to compete successfully would limit our ability to sell our products and services, attract and retain customers and grow our business.

Our markets are highly competitive, and we expect that both direct and indirect competition will increase in the future. Within each of our markets, we encounter direct competition from various larger U.S. and non-U.S. competitors. The adoption of new technology likely will intensify the competition for our products. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources may enter those markets, thereby further intensifying competition, adversely affecting our sales, and adversely affecting our business and prospects.

We may not be successful in developing our new products and services.

The market for our products and services is characterized by rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards. These market characteristics are exacerbated by the emerging nature of this market and the fact that many companies are expected to continually introduce new and innovative products and services. Our success will depend partially on our ability to introduce new products, services and technologies continually and on a timely basis and to continue to improve the performance, features and reliability of our products and services in response to both evolving demands of prospective customers and competitive products. There can be no assurance that any of our new or proposed products or services will maintain the limited market acceptance that we have to date established. Our failure to design, develop, test, market and introduce new and enhanced products, technologies and services successfully so as to achieve market acceptance could have a material adverse effect upon our business, operating results and financial condition.

There can be no assurance that we will not experience difficulties that could delay or prevent the successful development, introduction or marketing of new or enhanced products and services, or that our new products and services will adequately satisfy the requirements of prospective customers and achieve significant acceptance by those customers. Because of certain market characteristics, including technological change, changing customer needs, frequent new product and service introductions and evolving industry standards, the continued introduction of new products and services is critical. Delays in the introduction of new products and services may result in customer dissatisfaction and may delay or cause a loss of revenue. There can be no assurance that we will be successful in developing new products or services or improving existing products and services that respond to technological changes or evolving industry standards.

In addition, new or enhanced products and services introduced by us may contain undetected errors that require significant design modifications. This could result in a loss of customer confidence which could adversely affect the use of our products, which in turn, could have a material adverse effect upon our business, results of operations or financial condition.

Because we face significant competition for acquisition and business opportunities, including from numerous companies with a business plan similar to ours, it may be difficult for us to fully execute our business strategy. Additionally, our subsidiaries also operate in highly competitive industries, limiting their ability to gain or maintain their positions in their respective industries.

We expect to encounter intense competition for acquisition and business opportunities from both strategic investors and other entities having a business objective similar to ours, such as private investors (which may be individuals or investment partnerships), blank check companies, and other entities, domestic and international, competing for the type of businesses that we may acquire. Many of these competitors possess greater technical, human and other resources, or more local industry knowledge, or greater access to capital, than we do, and our financial resources may be relatively limited when contrasted with those of many of these competitors. These factors may place us at a competitive disadvantage in successfully completing future acquisitions and investments.

In addition, while we believe that there are numerous target businesses that we could potentially acquire or invest in, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. We may need to obtain additional financing in order to consummate future acquisitions and investment opportunities and cannot assure you that any additional financing will be available to us on acceptable terms, or at all, or that the terms of our existing financing arrangements will not limit our ability to do so. This inherent competitive limitation gives others an advantage in pursuing acquisition and investment opportunities.

Future acquisitions or business opportunities could involve unknown risks that could harm our business and adversely affect our financial condition and results of operations.

We are a holding company that owns interests in a number of different businesses. We have in the past, and intend in the future, to acquire businesses or make investments, directly or indirectly through our subsidiaries, that involve unknown risks, some of which will be particular to the industry in which the investment or acquisition targets operate, including risks in industries with which we are not familiar or experienced. There can be no assurance our due diligence investigations will identify every matter that could have a material adverse effect on us or the entities that we may acquire. We may be unable to adequately address the financial, legal and operational risks raised by such investments or acquisitions, especially if we are unfamiliar with the relevant industry, which can lead to significant losses on material investments. The realization of any unknown risks could expose us to unanticipated costs and liabilities and prevent or limit us from realizing the projected benefits of the investments or acquisitions, which could adversely affect our financial condition and liquidity. In addition, our financial condition, results of operations and the ability to service our debt may be adversely impacted depending on the specific risks applicable to any business we invest in or acquire and our ability to address those risks.

Our ability to compete could be jeopardized and our business seriously compromised if we are unable to protect ourselves from third-party challenges or infringement of the proprietary aspects of the wireless location products and technology we develop.

Our products utilize a variety of proprietary rights that are critical to our competitive position. Because the technology and intellectual property associated with our products are evolving and rapidly changing, our current intellectual property rights may not adequately protect us in the future. We rely on a combination of patent, copyright, trademark and trade secret laws and contractual restrictions to protect the intellectual property utilized in our products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. In addition, monitoring unauthorized use of our products is difficult and we cannot be certain the steps we have taken will prevent unauthorized use of our technology. Also, it is possible that no additional patents or trademarks will be issued from our currently pending or future patent or trademark applications. Because legal standards relating to the validity, enforceability and scope of protection of patent and intellectual property rights are uncertain and still evolving, the future viability or value of our intellectual property rights is uncertain. Moreover, effective patent, trademark, copyright and trade secret protection may not be available in some countries in which we distribute or anticipate distributing our products. Furthermore, our competitors may independently develop similar technologies that limit the value of our intellectual property, design or patents. In addition, third parties may at some point claim certain aspects of our business infringe their intellectual property rights. While we are not currently subject to nor aware of any such claim, any future claim (with or without merit) could result in one or more of the following:

•	significant litigation costs;

•	diversion of resources, including the attention of management;

•	our agreement to pay certain royalty and/or licensing fees;

•	cause us to redesign those products that use such technology; or

•	cessation of our rights to use, market, or distribute such technology.

Any of these developments could materially and adversely affect our business, results of operations and financial condition. In the future, we may also need to file lawsuits to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Whether successful or unsuccessful, such litigation could result in substantial costs and diversion of resources. Such costs and diversion could materially and adversely affect our business, results of operations and financial condition.

Future acquisitions or strategic investments may not be successful and may harm our operating results.

Future acquisitions or strategic investments could have a material adverse effect on our business and operating results because of:

•

The assumption of unknown liabilities, including employee obligations. Although we normally conduct extensive legal and accounting due diligence in connection with our acquisitions, there are many liabilities that cannot be discovered, and which liabilities could be material.

•

We may become subject to significant expenses related to bringing the financial, accounting and internal control procedures of the acquired business into compliance with U.S. GAAP financial accounting standards and the Sarbanes Oxley Act of 2002.

•	Our operating results could be impaired as a result of restructuring or impairment charges related to amortization expenses associated with intangible assets.

•	We could experience significant difficulties in successfully integrating any acquired operations, technologies, customers’ products and businesses with our existing operations.

•	Future acquisitions could divert substantial capital and our management’s attention.

•	We may not be able to hire the key employees necessary to manage or staff the acquired enterprise operations.

Subsequent to consummation of any acquisition, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price.

Even if we conduct extensive due diligence on a target business with which we acquire, we cannot assure you that this examination will uncover all material risks that may be presented by a particular target business, or that factors outside of the target business and outside of our control will not later arise. Even if our due diligence successfully identifies the principal risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. As a result, from time to time we may be forced to write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

Risks Related to Operations

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

The relatively short operating history makes it difficult to assess our future performance with certainty. You should consider our business and prospects in light of the risks and difficulties we may encounter due to our limited operating history. Any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

In addition, as a young business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. Furthermore, some of these factors may be outside our control and leave us with no ability to control or reduce the chances that those risks will adversely impact our business.

Our limited operating experience could make our operations inefficient or ineffective.

We are an early-stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects and how we will respond to competitive, financial or technological challenges. We only recently acquired or commenced each of the businesses that comprise our two lines of business and have limited experience with these activities and the revenue and income potential of our business is unproven. In addition, we have limited insight into trends that may emerge and affect our business, and therefore only minimal experience responding to such trends. We may make errors in predicting and reacting to relevant business trends and we will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets. We may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause our business, results of operations and financial condition to suffer or fail.

Widespread health developments, including the recent global COVID-19 pandemic, could materially and adversely affect our business, financial condition and results of operations.

Our business has been, and may continue to be, impacted by the fear of exposure to or actual effects of the COVID-19 pandemic in countries where we operate or our customers are located, such as recommendations or mandates from governmental authorities to close businesses, limit travel, avoid large gatherings or to self-quarantine, as well as temporary closures or decreased operations of the facilities of our customers, distributors or suppliers. These impacts include, but are not limited to:

•

Significant reductions in demand or significant volatility in demand for one or more of our products, which may be caused by, among other things: the temporary inability of consumers to purchase our products due to illness, quarantine or other restrictions, store or restaurant closures, or financial hardship, shifts in demand away from one or more of our higher priced products to lower priced products, or stockpiling or similar activity, reduced options for marketing and promotion of products or other restrictions in connection with the COVID-19 pandemic; if prolonged, such impacts can further increase the difficulty of operating our business, including accurately planning and forecasting;

-14-

•

Inability to meet our consumers’ and customers’ needs and achieve costs targets due to disruptions in our manufacturing and supply arrangements caused by the loss or disruption of essential manufacturing and supply elements such as raw materials or purchased finished goods, logistics, reduction or loss of workforce due to the insufficiency or failure of our safety protocols, or other manufacturing and supply capability;

•

Failure of third parties on which we rely, including our suppliers, distributors, contract manufacturers, contractors, commercial banks and external business partners, to meet their obligations to us or to timely meet those obligations, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties; or

•

Significant changes in the conditions in markets in which we manufacture, sell or distribute our products, including quarantines, governmental or regulatory actions, closures or other restrictions that limit or close our operating and manufacturing facilities, restrict our employees’ ability to perform necessary business functions, restrict or prevent consumers from having access to our products, or otherwise prevent our distributors, partners, suppliers, or customers from sufficiently staffing operations, including operations necessary for the production, distribution, sale, and support of our products.

All of these impacts could place limitations on our ability to execute on our business plan and materially and adversely affect our business, financial condition and results of operations.

Our success is dependent on having the experienced personnel to operate our business divisions.

Our success depends substantially on the experience of certain key officers and personnel. Although all of them have substantial experience in relevant areas, there can be no assurance that their prior experience will be beneficial to us. Moreover, our future success depends in part on our ability to retain and attract highly skilled and qualified technical and creative consultants. Competition for such individuals is intense and the availability of such skilled people is limited in some cases. The loss of services of any of our officers or other key consultants could have a material adverse effect on our business, results of operations, financial condition and prospects. The loss of any of our key personnel or our inability to attract and retain key employees in the future could have a material adverse effect on our operations and business plans.

We depend on our key personnel to manage our business effectively in a rapidly changing market. If we are unable to retain our key employees, our business, financial condition and results of operations could be harmed.

Our future success depends to a significant degree on the skills, efforts and continued services of our executive officers and other key engineering, manufacturing, operations, sales, marketing and support personnel. If we were to lose the services of one or more of our key executive officers or other key engineering, manufacturing, operations, sales, marketing and support personnel, we may not be able to grow our business as we expect, and our ability to compete could be harmed, adversely affecting our business and prospects.

Rapid technological change in our market and/or changes in customer requirements could cause our products to become obsolete or require us to redesign our products, which would have a material adverse effect on our business, operating results and financial condition.

The market for our products is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changing customer demands and evolving industry standards, any of which can render existing products obsolete. We believe that our future success will depend in large part on our ability to develop new and effective products in a timely manner and on a cost-effective basis. As a result of the complexities inherent in our products, major new products and product enhancements can require long development and testing periods, which may result in significant delays in the general availability of new releases or significant problems in the implementation of new releases. In addition, if we or our competitors announce or introduce new products our current or future customers may defer or cancel purchases of our products, which could materially adversely affect our business, operating results and financial condition. Our failure to develop successfully, on a timely and cost effective basis, new products or new product enhancements that respond to technological change, evolving industry standards or customer requirements would have a material adverse effect on our business, operating results and financial condition.

Failure to manage growth effectively could adversely affect our business, results of operations and financial condition.

The success of our future operating activities will depend upon our ability to expand our support system to meet the demands of our growing business. Any failure by our management to effectively anticipate, implement, and manage changes required to sustain our growth would have a material adverse effect on our business, financial condition, and results of operations. We cannot assure you that we will be able to successfully operate acquired businesses, become profitable in the future, or effectively manage any other change.

Cybersecurity matters including those related to malware, viruses, hacking, phishing attacks and spamming could harm our business and results of operations.

Malware, viruses, physical or electronic break-ins and similar disruptions could lead to interruption and delays in our services and operations and loss, misuse or theft of data. Malware, viruses, computer hacking and phishing attacks have become more prevalent and may occur on our systems in the future.

Any attempts by hackers to disrupt our website or systems, if successful, could harm our business, be expensive to remedy and damage our reputation or brand.  Our network security business disruption insurance may not be sufficient to cover significant expenses and losses related to direct attacks on our website or internal systems.  Efforts to prevent hackers from entering our computer systems may be expensive to implement and may limit the functionality of our services.  Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of our products and services and technical infrastructure may harm our reputation, brand and our ability to attract customers.  Any significant disruption to our website or internal computer systems could result in a loss of customers and could adversely affect our business and results of operations.

We have previously experienced, and may in the future experience, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, third-party service providers, human or software errors and capacity constraints. If our mobile application is unavailable when customers attempt to access it or it does not load as quickly as they expect, customers may seek other services.

Our platforms function on software that is highly technical and complex and may now or in the future contain undetected errors, bugs, or vulnerabilities.  Some errors in our software code may only be discovered after the code has been deployed.  Any errors, bugs, or vulnerabilities discovered in our code after deployment, inability to identify the cause or causes of performance problems within an acceptable period of time or difficultly maintaining and improving the performance of our platform, particularly during peak usage times, could result in damage to our reputation or brand, loss of revenues, or liability for damages, any of which could adversely affect our business and financial results.

We expect to continue to make significant investments to maintain and improve the availability of our platform and to enable rapid releases of new features and products. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be harmed.

We have disaster recovery programs to transition our operating platforms and data to a failover location in the event of a catastrophe, however, there are several factors ranging from human error to data corruption that could materially lengthen the time our platform is partially or fully unavailable to our user base as a result of the transition.  If our platform is unavailable for a significant period of time as a result of such a transition, especially during peak periods, we could suffer damage to our reputation or brand, or loss of revenues any of which could adversely affect our business and financial results.

Increased geopolitical unrest and other events outside of our control could adversely affect the global economy or specific international, regional and domestic markets, which may cause our revenue and earnings to decline.

Geopolitical risks, including those arising from trade tension and/or the imposition of trade tariffs, European fragmentation, unrest and terrorist activity, as well as acts of civil or international hostility, are increasing. Similarly, other events outside of our control, including natural disasters, pandemics (such as the COVID-19 pandemic) or health crises may arise from time to time and be accompanied by governmental actions that may increase international tension. Any such events, and responses thereto, may cause significant volatility and declines in the global markets, disruptions to commerce (including to economic activity, travel and supply chains), loss of life and property damage, and may adversely affect the global economy or capital markets, as well our products, clients, vendors and employees, which may cause our revenue and earnings to decline. Our exposure to geopolitical risks may be heightened to the extent such risks arise in countries in which we currently operate or are seeking to expand its presence.

Risks Related to Telecommunications

Telecommunications is substantially smaller than some of our major competitors, whose marketing and pricing decisions, and relative size advantage could adversely affect our ability to attract and to retain customers. These major competitors are likely to continue to cause significant pricing pressures that could adversely affect our net revenues, results of operations and financial condition.

The carrier services telecommunications industry is significantly influenced by the marketing and pricing decisions of the larger business participants. The rapid development of new technologies, services and products has eliminated many of the traditional distinctions among wireless, cable, internet, local and long distance communication services. We face many competitors in this market, including telephone companies, cable companies, wireless service providers, satellite providers, application and device providers. We face competition for voice trading services from telecommunication services providers’ traditional processes and new companies. Once telecommunication services providers have established business relationships with competitors to us, it could be extremely difficult to convince them to utilize our services. These competitors may be able to develop services or processes that are superior to our services or processes, or that achieve greater industry acceptance.

Many of our competitors are significantly larger than us and have substantially greater financial, technical and marketing resources, larger networks, a broader portfolio of service offerings, greater control over network and transmission lines, stronger name recognition and customer loyalty and long-standing relationships with our target customers. As a result, our ability to attract and retain customers may be adversely affected. Many of our competitors enjoy economies of scale that result in low-cost structures for transmission and related costs that could cause significant pricing pressures within the industry.

Our ability to compete effectively will depend on, among other things, our network quality, capacity and coverage, the pricing of our products and services, the quality of our customer service, our development of new and enhanced products and services, the reach and quality of our sales and distribution channels and our capital resources. It will also depend on how successfully we anticipate and respond to various factors affecting our industry, including new technologies and business models, changes in consumer preferences and demand for existing services, demographic trends and economic conditions. While growth through acquisitions is a possible strategy for Telecommunications, there are no guarantees that any acquisitions will occur, nor are there any assurances that any acquisitions would improve the financial results of its business. If we are not able to respond successfully to these competitive challenges, we could experience reduced revenues.

Our Telecommunication suppliers may not be able to obtain credit insurance, which could have a material adverse effect on our business.

We make purchases from suppliers, who may rely on the ability to obtain credit insurance on us in determining whether or not to extend short-term credit in the form of accounts receivables. To the extent that these suppliers are unable to obtain such insurance they may be unwilling to extend credit.

Any failure of Telecommunications’ physical infrastructure, including undetected defects in technology, could lead to significant costs and disruptions that could reduce its revenue and harm its business reputation and financial results.

We depend on providing customers with highly reliable service and must protect our infrastructure and any collocated equipment from numerous factors, including: human error, physical or electronic security breaches, fire and natural disasters, water damage, power loss, terrorism, sabotage and vandalism.

Problems at one or more of our exchange delivery points, whether or not within our control, could result in service interruptions or significant equipment damage. Any loss of services, equipment damage or inability to terminate voice calls or supply internet capacity could reduce the confidence of the members and customers and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenues and our operating results.

Telecommunications’ positioning in the marketplace and intense domestic and international competition in these services places a significant strain on our resources, which if not managed effectively could result in operational inefficiencies and other difficulties.

To manage market positioning effectively, we must continue to implement and improve operational and financial systems and controls, invest in critical network infrastructure to expand coverage and capacity, maintain or improve service quality levels, purchase and utilize other transmission facilities, evolve support and billing systems and train and manage our employee base. If we inaccurately forecast the movement of traffic onto our network, we could have insufficient or excessive transmission facilities and disproportionate fixed expenses. As we proceed with the development of our business, operational difficulties could arise from additional demand placed on customer provisioning and support, billing and management information systems, product delivery and fulfillment, support, sales and marketing, administrative resources, network infrastructure, maintenance and upgrading. For instance, we may encounter delays or cost-overruns or suffer other adverse consequences in implementing new systems when required.

If Telecommunications is not able to operate a cost-effective network, we may not be able to operate our business successfully.

Our success depends on our ability to design, implement, operate, manage, maintain and upgrade a reliable and cost-effective network infrastructure. In addition, we rely on third-party equipment and service vendors manage our global network through which it provides its services. If we fail to generate traffic, experience technical or logistical impediments to the development of necessary aspects of our network or the migration of traffic and customers onto our network, or if we experience difficulties with third-party providers, we may not achieve desired economies of scale or otherwise be successful in our business.

Our Telecommunications network infrastructure has several hardware and software vulnerabilities and limitations.

Our telecommunications network is the source of most of our revenues and any damages to or loss of our equipment or any problem with or limitation of our network whether accidental or otherwise, including network, hardware and software failures may result in a reduction in the number of our customers or usage level by our customers, our inability to attract new customers or increased maintenance costs, all of which would have a negative impact on our results of operations. The development and operation of our network is subject to problems and technological risks, including:

•	physical damage;

•	power surges or outages;

•	capacity limitations;

•	software defects as well as hardware and software obsolescence;

•	breaches of security, whether by computer virus, break-in or otherwise;

•	denial of access to our sites for failure to obtain required municipal or other regulatory approvals; and

•	other factors which may cause interruptions in service or reduced capacity for our customers.

Our operations also rely on a stable supply of utilities service. We cannot assure you that future supply instability will not impair our ability to procure required utility services in the future, which could adversely impact our business, financial condition and results of operations.

Changes in the regulatory framework under which Telecommunications operates could adversely affect our business prospects or results of operations.

Our domestic operations are subject to regulation by federal and state agencies, and our international operations are regulated by various foreign governments and international bodies. These regulatory regimes may restrict or impose conditions on our ability to operate in designated areas and to provide specified products or services. We are frequently required to maintain licenses for our operations and conduct our operations in accordance with prescribed standards. We are from time to time involved in regulatory and other governmental proceedings or inquiries related to the application of these requirements. It is impossible to predict with any certainty the outcome of pending federal and state regulatory proceedings relating to our operations, or the reviews by federal or state courts of regulatory rulings. Moreover, new laws or regulations or changes to the existing regulatory framework could affect how we manage our wireline and wireless networks, impose additional costs, impair revenue opportunities, and potentially impede our ability to provide services in a manner that would be attractive to us and our customers.

Service interruptions due to natural disasters or unanticipated problems with our network infrastructure could result in customer loss.

Natural disasters or unanticipated problems with our network infrastructure could cause interruptions in the services we provide. The failure of a switch and our back-up system would result in the interruption of service to the customers served by that switch until necessary repairs are completed or replacement equipment is installed. The successful operation of our network and its components is highly dependent upon our ability to maintain the network and its components in reliable enough working order to provide sufficient quality of service to attract and maintain customers. Any damage or failure that causes interruptions in our operations or lack of adequate maintenance of our network could result in the loss of customers and increased maintenance costs that would adversely impact our results of operations and financial condition.

We have backup data for our key information and data processing systems that could be used in the event of a catastrophe or a failure of our primary systems, and have established alternative communication networks where available. However, we cannot assure you that our business activities would not be materially disrupted if there were a partial or complete failure of any of these primary information technology systems or communication networks. Such failures could be caused by, among other things, software bugs, computer virus attacks or conversion errors due to system upgrading. In addition, any security breach caused by unauthorized access to information or systems, or intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, could have a material adverse effect on our business, results of operations and financial condition.

Our insurance coverage may not adequately cover losses resulting from the risks for which we are insured.

We maintain insurance policies for our network facilities and all of our corporate assets.  This insurance coverage protects us in the event we suffer losses resulting from theft, fraud, natural disasters or other similar events or from business interruptions caused by such events. We cannot assure you, however, that such insurance will be sufficient or will adequately cover potential losses.

We could be adversely affected if major suppliers fail to provide needed equipment and services on a timely or cost-efficient basis or are unwilling to provide us credit on favorable terms or at all.

We rely on a few strategic suppliers and vendors to provide us with equipment, materials and services that we need in order to expand and to operate our business. There are a limited number of suppliers with the capability of providing the network equipment and platforms that our operations and expansion plans require or the services that we require to maintain our extensive and geographically widespread networks. In addition, because the supply of network equipment and platforms requires detailed supply planning and this equipment is technologically complex, it would be difficult for us to replace the suppliers of this equipment. Suppliers of cables that we need to extend and maintain our networks may suffer capacity constraints or difficulties in obtaining the raw materials required to manufacture these cables.

We also depend on network installation and maintenance services providers, equipment suppliers, call centers, collection agencies and sales agents, for network infrastructure, and services to satisfy our operating needs. Many suppliers rely heavily on labor; therefore, any work stoppage or labor relations problems affecting our suppliers could adversely affect our operations. Suppliers may, among other things, extend delivery times, raise prices and limit supply due to their own shortages and business requirements. Similarly, interruptions in the supply of telecommunications equipment for networks could impede network development and expansion. If these suppliers fail to deliver products and services on a timely and cost-efficient basis that satisfies our demands or are unwilling to sell to us on favorable credit terms or at all, we could experience disruptions, which could have an adverse effect on our business, financial condition and results of operations.

Risks related to Infrastructure

Our success is dependent on the continued deployment and popularity of our existing products and services, our continued innovation and successful launches of new products and services, and our customers’ funding. We may not be able to anticipate or make timely responses to changes in the preferences of consumers.

The success of our operations depends on our ability to introduce new or enhanced wireless network products, EV charging, storage, and service stations for all types of electric vehicles, and other new products. Consumer preferences differ across and within each of the regions in which we operate or plan to operate and may shift over time in response to changes in demographic and social trends, economic circumstances and the marketing efforts of our competitors. There can be no assurance that our existing wireless network products, EV charging, storage, and service stations will continue to be favored by consumers or that we will be able to anticipate or respond to changes in consumer preferences in a timely manner. Our failure to anticipate, identify or react to these particular preferences could adversely affect our sales performance and our profitability. In addition, a portion of our customer base is within the public sector which relies on governmental funding, which could change depending on the environment, political party in power, and leadership.

We rely substantially on external suppliers for specific materials including radios, antennas, steel framing, wire, small to major electrical equipment, EV charging equipment, energy storage, and service.

We rely on suppliers to manufacture the raw materials and components that we use in our product installation. In some cases, there are a limited number of equipment specific suppliers which creates a reliance on these manufacturers and increases our risk of inability to deliver our product or service. We expect to continue to rely on external suppliers for a substantial percentage of our requirements in the future. We cannot assure that we will be able to maintain our existing relationships with these suppliers and continue to be able to source the raw materials, equipment and technology we use in our operations on a stable basis and at a reasonable price or at all. Thus, our business could be adversely affected if one or more of its suppliers is impacted by any interruption at a particular location. Some of our larger projects could have a duration of up to five years, therefore creating more risk for procuring the proper equipment and commodity type materials throughout the life of the job to completion.

Our growth is highly dependent upon the adoption and use by consumers of the WNI and EVs as well as the products and services we provide.

The market for our products within Infrastructure is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, long development cycles for certain equipment manufacturers, and changing consumer demands and behaviors. Factors that influence the purchase and use of our products include:

•	perceptions about quality and safety of 5G frequencies, charging, storage, and service stations;

•	limited range and access to standardized charging stations;

•	environmental consciousness of wireless technology and EVC consumers;

•	inability or unwillingness for OEMs to produce EVs and equipment manufacturers to produce EV charging stations, in general or at the pace currently expected; and

•	availability of eligible tax and other government related incentives with respect to broadband services and EVC products.

The influence of any of the factors described above may negatively impact the widespread consumer adoption of our products which would materially adversely affect our business, operating results, financial condition and prospects.

Our ability to deploy and install our and other organizations’ physical wireless network elements and EV charging equipment is dependent on outside government regulation which can be subject to change at any time.

Our ability to deploy and install physical wireless network elements and EV charging units is dependent on the outside government regulation such as transportation ordinances by municipalities, FTC (Federal Trade Commission) and other relevant government laws and regulations. The laws and regulations concerning the deployment of our products and services may be subject to change and if they do then our products and services may no longer be in the best interest of our company. At such point, we may no longer want to sell these products and services and therefore investments in our company may be affected.

Growing our customer base depends upon the effective operation of our mobile applications with mobile operating systems, networks and standards that we do not control.

We are dependent on the interoperability of our mobile applications with popular mobile operating systems that we do not control, such as Google’s Android and iOS, and any changes in such systems that degrade our products’ functionality or give preferential treatment to competitive products could adversely affect the usage of our applications on mobile devices. Additionally, in order to deliver high quality mobile products, it is important that our products work well with a range of mobile technologies, systems, networks and standards that we do not control. We may not be successful in developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks or standards.

If we are unable to keep up with advances in designing, deploying and testing 4G and 5G systems and EVC technology, we may suffer a decline in our competitive position.

The WNI and EVC industries are experiencing rapid technological change. If we are unable to keep up with changes in technology, our competitive position may deteriorate which would materially and adversely affect our business, prospects, operating results and financial condition. As technologies change, we plan to upgrade or adapt our networks, charging stations and software in order to continue to provide our services with the latest technology. However, due to our limited cash resources, our efforts to do so may be limited. As a result, we may be unable to grow, maintain and enhance our products and services. Any failure of our products and services to compete effectively with competitors will harm our business, operating results and prospects.

We are in an intensely competitive industry and there can be no assurance that we will be able to compete with our competitors who may have greater resources.

We face strong competition from competitors in WNI and EVC services industries, including competitors who could duplicate our models for delivery. Many of these competitors may have substantially greater financial, marketing and development resources and other capabilities than us. In addition, there are very few barriers to entry into the market for our services. There can be no assurance, therefore, that any of our current and future competitors, many of whom may have far greater resources, will not independently develop services that are substantially equivalent or superior to our services. Therefore, an investment in our business is very risky and speculative due to the competitive environment in which we may operate.

Our competitors may be able to provide customers with different or greater capabilities or benefits than we can provide in areas such as technical qualifications, past contract performance, geographic presence and price. Furthermore, many of our competitors may be able to utilize substantially greater resources and economies of scale to develop competing products and technologies, divert sales away from us by winning broader contracts or hire away our employees by offering more lucrative compensation packages. In the event that the market for our products and services expands, we expect that competition will intensify as additional competitors enter the market and current competitors expand their product lines. In order to secure contracts successfully when competing with larger, well-financed companies, we may be forced to agree to contractual terms that provide for lower aggregate payments to us over the life of the contract, which could adversely affect our margins. Our failure to compete effectively with respect to any of these or other factors could have a material adverse effect on our business, prospects, financial condition or operating results.

Changes to federal, state or international laws or regulations applicable to our company could adversely affect our business.

Our business is subject to a variety of federal, state and international laws and regulations, including those with respect to government incentives promoting fuel efficiency and alternate forms of energy, electric vehicles and others. These laws and regulations, and the interpretation or application of these laws and regulations, could change. Any reduction, elimination or discriminatory application of government subsidies and economic incentives because of policy changes, fiscal tightening or other reasons may result in diminished revenues from government sources and diminished demand for our products. In addition, new laws or regulations affecting our business could be enacted. These laws and regulations are frequently costly to comply with and may divert a significant portion of management’s attention. If we fail to comply with these applicable laws or regulations, we could be subject to significant liabilities which could adversely affect our business.

There are many federal, state and international laws that may affect our business, including measures to regulate charging systems, electric vehicles, and others. If we fail to comply with these applicable laws or regulations, we could be subject to significant liabilities which could adversely affect our business.

There are a number of environmental and transportation related matters under review and discussion with respect to government regulations which may affect the business we intend to enter, harm our customers, and pose challenges to our vendors and suppliers, thereby adversely affect our business, financial condition and results of operations. Furthermore, incentives from governments or utilities may not materialize or may be reduced, which could reduce demand for EVs and slow the growth of EVC infrastructure.

The cost and availability of insurance carriers willing to insure high risk activities associated with the deployment of radio and antenna equipment of communications tower infrastructure could be limited.

Our WNI business requires our employees to climb towers and perform various activities that could be deemed dangerous. We are dependent on the availability of reasonably priced insurance to conduct these activities and remain in business, which are contingent on maintaining certain safety performance metrics that are driven by governmental and customer standards. In addition, many of our government contracts require bonding which are negotiated with insurance companies and are subject to financial stability requirements.

Existing and future environmental, health and safety regulations as well as criteria established by tower and wireless carriers could result in increased compliance costs or loss of work.

Environmental, health and safety laws and regulations can be complex and may be subject to change. The nature and extent of these changes may have material effects on our business. Specifically, within the WNI space, our customers have strict safety regulations that all vendors must adhere to which can be costly and impede our growth and profitability or preclude us from bidding and winning new contracts if not in compliance.

Availability of qualified IBEW Union Labor and our ability to negotiate an acceptable collective bargaining agreement may affect our ability to complete contracts within established budgets and schedules.

One of our operating subsidiaries relies entirely on labor provided through a collective bargaining agreement.  Renegotiations of the agreement or disagreements with the union on important issues may lead to a strike, work slowdown, or other job actions that could disrupt our services. If our competitors are not unionized, we could lose customers to such competitors.

Risks Related to Liquidity

We are a holding company and our only material assets are its cash in hand, equity interests in its operating subsidiaries and our other investments. As a result, our principal source of revenue and cash flow is distributions from its subsidiaries.

As a holding company, our assets are its cash and cash equivalents, the equity interests in its subsidiaries and other investments.  Our principal source of revenue comes from Telecommunications and Infrastructure.  Thus, our ability to manage our operations and finance future acquisitions is dependent on the ability of its subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions to us.  Our subsidiaries are separate legal entities, and although they may be wholly-owned or controlled by us, they have no obligation to make any funds available to us, whether in the form of loans, dividends, distributions or otherwise.  The ability of our subsidiaries to distribute cash will remain subject to, among other things, availability of sufficient funds and applicable state laws and regulatory restrictions.  Claims of creditors of our subsidiaries generally will have priority as to the assets of such subsidiaries over our claims and claims of our creditors and stockholders.  To the extent the ability of our subsidiaries to distribute dividends or other payments to us could be limited in any way, our ability to grow, pursue business opportunities or make acquisitions that could be beneficial to our businesses, or otherwise fund and conduct our business could be materially limited.

To service our indebtedness and other obligations, we will require a significant amount of cash.

Our ability to generate cash depends on many factors beyond our control and any failure to service our outstanding indebtedness could harm our business, financial condition and results of operations. Our ability to make payments on and to refinance our indebtedness and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to enable us and our subsidiaries to pay our indebtedness or to fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness on or before the maturity thereof, sell assets, reduce or delay capital investments or seek to raise additional capital, any of which could have a material adverse effect on us.

In addition, we may not be able to effect any of these actions, if necessary, on commercially reasonable terms or at all. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments or preferred stock may limit or prevent us from taking any of these actions. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness or dividend payments on our outstanding shares of preferred stock would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness or otherwise raise capital on commercially reasonable terms or at all. Our inability to generate sufficient cash flow to satisfy our debt service and other obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on our business, financial condition and results of operations.

We have experienced significant historical, and may experience significant future, operating losses and net losses, which may hinder our ability to meet working capital requirements or service our indebtedness, and we cannot assure you that we will generate sufficient cash flow from operations to meet such requirements or service our indebtedness.

We cannot assure you that we will recognize net income in future periods. If we cannot generate net income or sufficient operating profitability, we may not be able to meet our working capital requirements or service our indebtedness. Our ability to generate sufficient cash for our operations will depend upon, among other things, the future financial and operating performance of our operating business, which will be affected by prevailing economic and related industry conditions and financial, business, regulatory and other factors, many of which are beyond our control.

We cannot assure you that our business will generate cash flow from operations in an amount sufficient to fund our liquidity needs. If our cash flows and capital resources are insufficient, we may be forced to reduce or delay capital expenditures, sell assets and/or seek additional capital or financings. Our ability to obtain future financings will depend on the condition of the capital markets and our financial condition at such time. Any financings could be at high interest rates and may require us to comply with covenants in addition to, or more restrictive than, covenants in our current financing documents, which could further restrict our business operations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such disposition may not be adequate to meet our obligations.

We will need additional funding in the near future to continue our current level of operations and growth.

As of the year ended December 31, 2021 we have an accumulated deficit of $111.4 million and a net loss of $51.7 million.  Revenues generated from our current operations are not sufficient to pay on-going operating expenses.  Prior to our acquisitions during 2020 and 2021, our working capital needs since our acquisition of Transworld Enterprises, Inc., our wholly owned subsidiary, have been primarily funded by sales of our securities.  We may continue to obtain additional funding from the sale of our securities or from strategic transactions in order to fund our current level of operations. Aside from continuing these transactions, we have not identified the sources for additional financing that we may require, and we do not have commitments from third parties to continue to provide this financing.  Being a small-cap stock, certain investors may be unwilling to invest in our securities.  There is no assurance that sufficient funding through a financing will be available to us at acceptable terms or at all.  Historically, we have raised capital through the issuance of convertible debt securities or straight equity securities.  However, given the risks associated with our business, the risks associated with our common stock, the worldwide financial uncertainty that has affected the capital markets, and our status as a small, unknown public company, we expect in the near future, we will have a great deal of difficulty raising capital through traditional financing sources.  Therefore, we cannot guarantee that we will be able to raise capital, or if we are able to raise capital, that such capital will be in the amounts needed.  Our failure to raise capital, when needed, and in sufficient amounts, will severely impact our ability to continue to develop our business as planned.  In addition, if we are unable to obtain funding as, and when needed, we may have to further reduce and/or cease our future operations.  Any additional funding that we obtain in an equity or convertible debt financing is likely to reduce the percentage ownership of the company held by our existing security holders.

Our current sources of funding are limited, and any additional funding that we may obtain may be on unfavorable terms and may significantly dilute our existing shareholders.

We believe our acquisitions of PTGi, ANS, BW and EV Depot will increase our profitability and contribute toward funding operating expenses, but we can provide no assurance of this. As a result, if operations are not sufficient to fund our operations going forward, we will have to obtain additional public or private equity financings or debt financings in order to continue our operations. Any additional funding that we obtain in a financing is likely to reduce the percentage ownership of our existing holders. The amount of this dilution may be substantial based on our current stock price and could increase if the trading price of our common stock declines at the time of any financing from its current levels. To the extent we raise additional capital by issuing equity securities, our stockholders will experience further dilution. If we raise funds through debt financings, we may become subject to restrictive covenants. We may also attempt to raise funds through corporate collaboration and licensing arrangements. To the extent that we raise additional funds through such means, we may be required to relinquish some rights to our technologies or products, or grant licenses on terms that are not favorable to us. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain the needed additional funding, we will have to reduce or even totally discontinue our operations, which would have a significant negative impact on our stockholders and could result in a total loss of their investment in our stock.

Funding, especially on terms acceptable to us, may not be available to meet our future capital needs because of the state of the credit and capital markets. Global market and economic conditions have been, and continue to be, disruptive and volatile. The cost of raising money in the debt and equity capital markets for smaller companies like ours has increased substantially while the availability of funds from those markets has diminished significantly. Also, low valuations and decreased appetite for equity investments, among other factors, may make the equity markets difficult to access on acceptable terms or unavailable altogether.

If adequate funds are not available, we may be required to delay, scale-back or eliminate our product enhancement and new product development programs. There can be no assurance that additional financing will be available on acceptable terms or at all, if and when required.

Our business is highly dependent on a number of factors with variability which can limit our forecasting ability.

We are currently developing various sources of revenues based on market conditions and the type of products that we are marketing. As such, the amount of revenues we receive from the sale and use of our products will fluctuate and depend upon our customers’ willingness to buy our products. As with any developing enterprise operating in a specialized and intensely competitive market, we are subject to many business risks which include, but are not limited to, unforeseen negative publicity, competition, product liability and lack of operating experience. Many of the risks may be unforeseeable or beyond our control. There can be no assurance that we will successfully implement our business plan in a timely manner, or generate sufficient interest in our products or services, or that we will be able to market and sell enough products and services to generate sufficient revenues to continue as a going concern.

Our expense levels in the future will be based, in large part, on our expectations regarding future revenue, and as a result net income/loss for any quarterly period in which material orders are delayed could vary significantly. In addition, our costs and expenses may vary from period to period because of a variety of factors, including our research and development costs, our introduction of new products and services, cost increases from third-party service providers or product manufacturers, production interruptions, changes in marketing and sales expenditures, and competitive pricing pressures.

Risks Related to Compliance and Regulation

If we fail to develop and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, our current and potential stockholders could lose confidence in our financial reports, which could harm our business and the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and, depending on our future growth, may require our independent registered public accounting firm to annually attest to our evaluation, as well as issue their own opinion on our internal controls over financial reporting. The process of implementing and maintaining proper internal controls and complying with Section 404 is expensive and time consuming. We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for future listing on one of the Nasdaq Stock Markets or national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which may reduce our stock price.

Our executive officers and directors have the ability to significantly influence matters submitted to our stockholders for approval.

As of March 1, 2022, our executive officers and directors, in the aggregate, beneficially own shares representing approximately 23.61% of our common stock. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination. On matters submitted to our stockholders for approval, holders of our common stock are entitled to one vote per share. If our executive officers and directors choose to act together, they would have significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these individuals, if they chose to act together, would have significant influence on the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments, including in particular, reporting and other requirements under the Exchange Act. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could result in fines, injunctive relief or similar remedies which could be costly to us or limit our ability to complete an initial business combination or operate the post-combination company successfully.

Risks Related to the Notes

Our obligations to the holders of our Notes (convertible and non-convertible notes payable) are secured by a security interest in substantially all of our assets, so if we default on those obligations, the note holders could foreclose on our assets.

Our obligations under the Notes are secured by a security interest in substantially all of our assets. As a result, if we default in our obligations under the Notes, the holders of the notes, acting through their appointed agent, could foreclose on their security interests and liquidate some or all of these assets, which would harm our business, financial condition and results of operations and could require us to curtail or cease operations.

If the holders of our convertible notes elect to convert the principal and interest due under those agreements, our stockholders will experience substantial dilution in their investment.

The total remaining principal amount we owe to the holders of our convertible notes is approximately $12.6 million. If the holders of these convertible were to elect to convert all of the principal amount (and assuming no interest has accrued on the principal amount) into shares of our common stock at the respective conversion prices, we would be required to issue approximately 29.7 million shares. These conversions would result in significant dilution to the investments of our existing stockholders.

The terms of our security agreement and other debt documents restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.

Our security agreement and other debt documents issued under the private placement contain a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

•	incur additional debt;

•	pay dividends and make other restricted payments;

•	create liens; or

•	sell our collateral, other than inventory in the ordinary course of business.

If the holders of our Notes accelerate our indebtedness, our assets would not be sufficient to repay this indebtedness in full and the creditor would be permitted to exercise broad secured creditor remedies.

Risks Related to Our Common Stock

There has been a limited public market for our common stock, and we do not know whether one will develop to provide investors adequate liquidity. Furthermore, the trading price for our common stock, should an active trading market develop, may be volatile and could be subject to wide fluctuations in per-share price.

Our common stock is quoted on the OTC Pink under the trading symbol “CRGE”; historically, however, there has been a limited public market for our common stock. Although we have applied to list our Common Stock on the Nasdaq Stock Market, we cannot assure investors that an active trading market for our common stock will develop or be sustained. The liquidity of any market for the shares of our common stock will depend on a number of factors, including:

•	the number of stockholders;

•	our operating performance and financial condition;

•	the market for similar securities;

•	the extent of coverage of us by securities or industry analysts; and

•	the interest of securities dealers in making a market in the shares of our common stock.

Even if an active trading market develops, the market price for our common stock may be highly volatile and could be subject to wide fluctuations. In addition, the price of shares of our common stock could decline significantly if our future operating results fail to meet or exceed the expectations of market analysts and investors and actual or anticipated variations in our quarterly operating results could negatively affect our share price.

The volatility of the price of our common stock may also be impacted by the risks discussed under this “Risk Factors” section, in addition to other factors, including:

•	developments in the financial markets and worldwide or regional economies;

•	announcements of innovations or new products or services by us or our competitors;

•	announcements by the government relating to regulations that govern our industry;

•	significant sales of our common stock or other securities in the open market;

•	variations in interest rates;

•	changes in the market valuations of other comparable companies; and

•	changes in accounting principles.

Our outstanding warrants and preferred stock may affect the market price and liquidity of the common stock.

As of March 1, 2022, we had approximately 189,468,797 shares of common stock and warrants for the purchase up to approximately an additional 24,084,772 shares of common stock outstanding. All of these warrants are exercisable as of the date of this filing (subject to certain beneficial ownership limitations) as follows: 9,844,402 warrants at an exercise price of $0.50 per share, 10,000,000 warrants at an exercise price of $2.00 per share and 4,240,370 warrants at an exercise price of $4.00 per share. We also have 2,395,105 shares of our series B preferred stock outstanding, which is convertible into 2,395,105 shares of common stock and 2,370,370 shares of our series C preferred stock outstanding, which is convertible into 2,370,370 shares of common stock. As described more fully below, holders of our notes and warrants may elect to receive a substantial number of shares of common stock upon conversion of the notes and/or exercise of the warrants. The amount of common stock reserved for issuance may have an adverse impact on our ability to raise capital and may affect the price and liquidity of our common stock in the public market. In addition, the issuance of these shares of common stock will have a dilutive effect on current stockholders’ ownership.

The conversion of outstanding convertible notes into shares of common stock could materially dilute our current stockholders.

As of December 31, 2021, we had approximately $12.6 million aggregate principal amount of convertible notes outstanding, at various conversion prices. The conversion prices of these notes may be less than the market price of our common stock at the time of conversion, and which may be subject to future adjustment due to certain events, including our issuance of common stock or common stock equivalents at an effective price per share lower than the conversion rate then in effect. If the entire principal amount of all the outstanding convertible notes is converted into shares of common stock, we would be required to issue an aggregate of no less than approximately 30 million shares of common stock. If we issue all of these shares, the ownership of our current stockholders will be diluted.

Because our common stock may be deemed a low-priced “penny” stock, an investment in our common stock should be considered high-risk and subject to marketability restrictions.

Historically, the trading price of our common stock has been $5.00 per share or lower, and deemed a penny stock, as defined in Rule 3a51-1 under the Exchange Act, and subject to the penny stock rules of the Exchange Act specified in rules 15g-1 through 15g-100. Those rules require broker–dealers, before effecting transactions in any penny stock, to:

•	deliver to the customer, and obtain a written receipt for, a disclosure document;

•	disclose certain price information about the stock;

•	disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;

•	send monthly statements to customers with market and price information about the penny stock; and

•	in some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

There is no guarantee that our common stock will be listed on Nasdaq.

We have applied to list our shares of common stock on The Nasdaq Capital Market. We believe that we will satisfy the listing requirements however such listing is not guaranteed. Even if such listing is approved, there can be no assurance any broker will be interested in trading our common stock. Therefore, it may be difficult to sell any shares of our common stock if you desire or need to sell them.

Even if we meet the initial listing requirements of the Nasdaq Capital Market, there can be no assurance that we will be able to comply with the continued listing standards of the Nasdaq Capital Market. Our failure to meet the continued listing requirements of the Nasdaq Capital Market could result in a de-listing of our common stock.

Even if we meet the initial listing requirements of the Nasdaq Capital Market, we cannot assure you that we will be able to comply with the other standards that we are required to meet in order to maintain a listing of our common stock on the Nasdaq Capital Market. If after listing we fail to satisfy the continued listing requirements of the Nasdaq Capital Market, such as the corporate governance requirements or the minimum stockholder’s equity requirement, the Nasdaq Capital Market may take steps to de-list our common stock. Such a de-listing would likely have a negative effect on the price of our common stock and would impair our shareholders’ ability to sell or purchase our common stock when they wish to do so. In the event of a de-listing, we would take actions to restore our compliance with the Nasdaq Capital Market’s listing requirements, but we can provide no assurance that any action taken by us would result in our common stock becoming listed again, or that any such action would stabilize the market price or improve the liquidity of our common stock.

Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit a stockholder’s ability to buy and sell our common stock, which could depress the price of our common stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require a broker-dealer to have reasonable grounds for believing that the investment is suitable for that customer before recommending an investment to a customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. Thus, the FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit their ability to buy and sell our shares of common stock, have an adverse effect on the market for our shares of common stock, and thereby depress our price per share of common stock.

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock may be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not currently have, and may never obtain, research coverage by securities and industry analysts. If no or few securities or industry analysts commence coverage of us, the trading price for our common stock may be negatively affected. In the event that we receive securities or industry analyst coverage, if any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Certain provisions of our certificate of incorporation and Delaware law make it more difficult for a third party to acquire us and make a takeover more difficult to complete, even if such a transaction were in stockholders’ interest.

Our certificate of incorporation and the Delaware General Corporation Law contain certain provisions that may have the effect of making it more difficult or delaying attempts by others to obtain control of our company, even when these attempts may be in the best interests of our stockholders. We also are subject to the anti-takeover provisions of the Delaware General Corporation Law, which prohibits us from engaging in a “business combination” with an “interested stockholder” unless the business combination is approved in a prescribed manner and prohibits the voting of shares held by persons acquiring certain numbers of shares without obtaining requisite approval. The statutes and our certificate of incorporation have the effect of making it more difficult to effect a change in control of our company.

We do not currently or for the foreseeable future intend to pay dividends on our common stock.

We have never declared or paid any cash dividends on our common stock. Except as may be required by our series B preferred stock and series C preferred stock, we currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. As a result, any return on your investment in our common stock will be limited to the appreciation in the price of our common stock, if any.

Our bylaws designate certain courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) will be the exclusive forum for: (i) any derivative action or proceeding brought on behalf of the Company; (ii) any action asserting a claim for breach of a fiduciary duty owed by any director, officer, employee, or agent of ours to us or our stockholders; (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, the Certificate of Incorporation, or the bylaws; and (iv) any action asserting a claim governed by the internal affairs doctrine (the “Delaware Forum Provision”). In addition, our bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the Delaware Forum Provision.

The Delaware Forum Provision will not apply to suits brought to enforce any duty or liability created by the Securities Act, the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

We recognize that the Delaware Forum Provision in our bylaws may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware. Additionally, the Delaware Forum Provision may limit our stockholders’ ability to bring a claim in a forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. The Court of Chancery of the State of Delaware and the United States District Court may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders. If the enforceability of our forum selection provisions were to be challenged, we may incur additional costs associated with resolving such challenge. While we currently have no basis to expect any such challenge would be successful, if a court were to find our forum selection provisions to be inapplicable or unenforceable with respect to one or more of these specified types of actions or proceedings, we may incur additional costs associated with having to litigate in other jurisdictions, which could have an adverse effect on our business, financial condition, results of operations, cash flows and prospects and result in a diversion of the time and resources of our employees, management and board of directors.

Financial reporting obligations of being a public company in the United States are expensive and time-consuming, and our management will be required to devote substantial time to compliance matters.

Being a public company, we will incur significant additional legal, accounting and other expenses that we did not incur as a private company. The obligations of being a public company in the United States require significant expenditures and will place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Exchange Act, and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the listing requirements of the stock exchange on which our securities are listed or quoted, if any. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Moreover, despite recent reforms made possible by the JOBS Act, the reporting requirements, rules, and regulations will make some activities more time-consuming and costly, particularly after we are no longer an “emerging growth company.” In addition, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain coverage. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted, among other potential problems.

We are an “emerging growth company” and as a result of our reduced disclosure requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of this report; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission. We cannot predict whether investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own real properties. Our principal executive offices are located at 125 Park Avenue, 25th Floor, New York, NY 10017. We lease our virtual office pursuant to a lease which terminates on February 29, 2022, provided if either party does not terminate the agreement within (30) days prior to the end of the initial term, the lease shall automatically renew for successive one (1) month periods on the same terms. We believe that our existing facilities are suitable and adequate to meet our current needs.

Nextridge Corporate leased offices are located at 12 Elmwood Road, Albany, New York 12204-3025. The lease commenced May 21, 2021 and ends May 21, 2026. The monthly lease cost is $9,000.59 per month with an incremental increase of 2% per year after the first year. Nextridge also leases warehouses at 7099 Huntley Road Unit 103, Columbus, Ohio 43215, and 2100 Byberry Road, Philadelphia, PA 19116. The Huntly Road lease commenced on May 1, 2021, with a monthly payment of $5,000, and terminates on April 30, 2022. The Byberry Road lease commenced on May 1, 2019, with a lease cost of $1,900 per month. The lease is renewable on one-year terms with an increase of 3%. All three of these existing facilities are adequate to meet the current needs of the business.

GetCharged leases warehouse space at 1900 The Exchange, Suite 410, Atlanta, Georgia 30339. The lease commenced August 1, 2021, for a term of 6 months. The lease payments are $1,000 per month. The lease term continues to be extended by agreement of the parties. The company uses the warehouse to hold charging kiosks and charging banks prior to installation at customer sites. The location and size of the facility is adequate for the needs of the business’ current operation.

BW Electric leased office is located at 239 Homestead Road, Hillsborough, NJ 08844. The lease commenced December 21, 2018 and ends November 30, 2023. The monthly lease cost in the first year was $11,340.24 with an incremental increase in years two and three to $11,686.50 and then an increase of 5% or cost of living whichever is greater in years four and five. The lease is renewable in two two-year terms and one one-year terms with an increase of 3% or cost of living whichever is greater.

ITEM 3. LEGAL PROCEEDINGS

From time to time we may be involved in legal proceedings in the ordinary course of business.  We are currently not a party to any legal proceedings that we believe would have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is presently quoted on the OTC Pink tier of the OTC Markets Groups, Inc. under the symbol “CRGE”.

Holders

As of March 1, 2022, there were 1,073 holders of record of our common stock. This number does not include “street name,” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees. The transfer agent for our common stock is Manhattan Transfer Registrar Company, whose address is 3B Sheep Pasture Road, Port Jefferson, New York 11777.

Dividends

We have not paid any dividends on our common stock to date. We do not anticipate that we will pay dividends in the foreseeable future but rather intend to use any future earnings for the development and expansion of our business. Any future payment of cash dividends on our common stock will be dependent upon (i) the amount of funds legally available, (ii) our earnings, if any, (iii) our financial condition, (iv) anticipated capital requirements, and (v) all other factors as our board of directors may find relevant at the time.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Except as set forth below, we did not sell any of our equity securities during the year ended December 31, 2021 that were not registered under the Securities Act and were not previously reported on a Current Report on Form 8-K filed by us.

The following issuances of our securities were made pursuant exemptions contained in Section 4(a)(2) or 3(a)(9) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder:

•

Our wholly-owned subsidiary, Charge Infrastructure, Inc., entered into a securities purchase agreement, dated May 7, 2021, with the shareholders of Nextridge, Inc., a New York corporation (“Nextridge”) pursuant to which we agreed to purchase all the issued and outstanding shares of Nextridge for an aggregate purchase price of $19,798,324 (the “Nextridge Acquisition”). $6,850,000.00 of the aggregate purchase price payable to the shareholders of Nextridge was paid through the issuance of an aggregate of 2,395,105 shares of our series B preferred stock (the “Series B Preferred”). The closing of the Nextridge Acquisition occurred on May 21, 2021.

•

On May 19, 2021, we entered into a securities purchase agreement with funds affiliated with Arena Investors LP (the “May 2021 Investors”) pursuant to which we issued (i) an aggregate principal amount of $5,610,000 of original issue discount senior secured convertible promissory notes due May 19, 2024 (the “May 2021 Convertible Notes”), and (ii) an aggregate principal amount of $11,032,609 of original issue discount senior secured nonconvertible promissory notes due November 18, 2022 (the “May 2021 Non-Convertible Notes” and together with the May 2021 Convertible Notes, the “May 2021 Notes”). In connection with the issuance of the May 2021 Notes, we issued to the investors two year warrants to purchase 1,870,000 shares of common stock at an exercise price of $4.00 per share.

•	During the year ended December 31, 2021, we granted options to purchase an aggregate of 25,890,000 shares of common stock with a weighted average exercise prices of $2.82 per share.

•

During the year ended December 31, 2021, we issued 3,427,588 shares of common stock upon the conversion of outstanding promissory notes in the aggregate principal amount of $809,000 plus accrued interest of $47,897.

-32-

•

During the year ended December 31, 2021, we were obligated to issue an aggregate of 1,166,441 shares of common stock upon the conversion of outstanding promissory notes with an aggregate principal amount of $269,777 plus accrued interest of $21,833.

•	On October 27, 2021 we issued an aggregate of 30,754,896 shares of common stock upon the conversion of all outstanding shares of series A preferred stock.

•	During the year ended December 31, 2021, we issued an aggregate of 23,438 shares of common stock for services rendered.

Purchases of Equity Securities by the Issuer and Affiliate Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our audited financial statements and related notes included in Part II, Item 8 of this Annual Report on Form 10-K. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.” Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A “Risk Factors.”

Overview

Charge Enterprises, Inc. (the “Company” or “Charge”) consists of a portfolio of global businesses with a vision to build the electrification and telecommunications infrastructure that will address and service requirements for EVC and WNI which includes 5G, tower, distributed antennae systems (“DAS”), small cell, and electrical infrastructure.  We operate in two segments: Telecommunications which provides connection of voice calls and data to global carriers and Infrastructure which builds physical wireless network elements, provides electrical construction services and designs and installs EV charging stations and infrastructure.

Telecommunications has provided connection of both voice and data to Carriers and MNO’s globally for over two decades and we will selectively add profitable products and services, such as SMS text, to this long-established business.

Infrastructure focuses on building physical elements of wireless networks, installation of EV charging ecosystems and electrical installation.

Comparability to Past Periods

Due to acquisitions made over the course of 2020 and 2021, we are presenting both reported and proforma results for consolidated operations and our segments. Results of acquisitions are included in reported results from the date of acquisition closure. Within Telecommunications, we acquired PTGi on October 31, 2020. Within Infrastructure, we acquired GetCharged on October 12, 2020, ANS on May 21, 2021 and BW on December 27, 2021.

Our proforma presentation assumes a full twelve month period for all our operations, including acquisitions, for both 2020 and 2021.  Management believes that presenting pro forma results is important to understand our financial performance, providing better analysis of trends in our underlying businesses as it allows for comparability to prior period results. The unaudited pro forma results of operations are not intended to represent or be indicative of the consolidated results of operations or financial condition of our company that would have been reported had the acquisitions been completed as of their respective dates and should not be construed as representative of the future consolidated results of operations or financial condition of the combined entity.

Consolidated Results of Operations

In thousands	As Reported			Proforma
	Years Ended December 31			Years Ended December 31
	2021	2020	Change	2021	2020	Change
Net revenue	$477,018	84,726	392,292	$516,302	606,985	(90,682)
Cost of revenues	465,504	83,554	381,949	495,333	584,400	(89,067)
Stock based compensation	30,623	2,326	28,297	30,623	2,326	28,297
General and administrative	7,995	2,021	5,974	10,146	6,715	3,431
Professional fees	1,846	805	1,041	2,037	1,591	446
Salaries and related benefits	8,806	687	8,119	14,786	13,958	827
Income (loss) from operations	(37,755)	(4,667)	(33,088)	(36,622)	(2,007)	(34,615)
Other operating (income) expense	19,205	30,413	(11,208)	17,275	29,091	(11,816)
Income tax expense / (benefit)	(5,292)	(438)	(4,854)	(4,908)	(1,094)	(3,814)
Net income (loss)	$(51,669)	(34,643)	(17,026)	$(48,989)	(30,004)	(18,985)

Comparison of the Pro Forma results for years ended December 31, 2021 and 2020

Revenues

Net revenue decreased $90.6 million to $516.3 million. The decrease in revenue was primarily due to changes in our customer mix and fluctuations in wholesale traffic volumes within Telecommunications.

Cost of goods sold

Costs of goods sold decreased $89.1 million to $495.3 million. The decrease in cost of goods sold is directly related to the decrease in customer revenue within Telecommunications. Overall margins are flat in each segment, however, Infrastructure, which has a higher gross margin, is growing while Telecommunications is declining, which has a lower gross margin.

Stock based compensation

Stock based compensation increased $28.3 million to $30.6 million due to options granted in 2021 to newly hired employees as we build our management team and operations as well as to employees that joined our company as part of acquisitions.

General and administrative

General and administrative expenses increased $3.4 million to $10.1 million driven by $0.7 million of acquisition related costs in 2021 and higher consulting, investor relations, marketing and software expense related to growing our business and preparing to be a public company.

Professional services

Professional services fees increased $0.5 million to $2.0 million driven by higher legal and accounting fees related to acquisitions and public company preparation.

Salaries and benefits

Salaries and benefits increased $0.8 million to $14.8 million driven by investments in personnel associated with our company’s growth.

Other operating (income) expense

Other operating expenses decreased $11.8 million to $17.3 million driven by stock issuance costs of $13.4 million in 2020 and investment income of $3.3 million in 2021, offset by higher impairments in 2021 of $4.4 million.  Investment income was earned in 2021 as part of our liquidity management program.

Income tax benefit

We generated a larger income tax benefit in 2021 due to higher losses specifically within the Non-operating corporate segment related to salaries and benefits, stock compensation and interest expenses.

Segment Results of Operations

Telecommunications

In thousands	As Reported			Proforma
	Years Ended December 31			Years Ended December 31
	2021	2020	Change	2021	2020	Change
Net revenue	$452,767	84,723	368,044	$452,767	545,501	(92,735)
Cost of revenues	447,157	83,554	363,603	447,157	538,019	(90,863)
Stock based compensation	-	-	-	-	-	-
General and administrative	1,884	345	1,538	1,884	1,012	872
Professional fees	39	3	37	39	544	(505)
Salaries and related benefits	1,811	464	1,347	1,811	4,824	(3,013)
Income (loss) from operations	1,876	357	1,519	1,876	1,103	774
Other operating (income) expense	(497)	(314)	(183)	(497)	(2,376)	1,879
Income tax expense / (benefit)	(903)	195	(1,098)	(903)	195	(1,098)
Net income (loss)	$3,276	477	2,799	$3,276	3,284	(8)

Comparison of the Pro Forma results for years ended December 31, 2021 and 2020

Net revenue

Net revenue decreased $92.7 million to $452.8 million driven by changes in our customer mix and overall declines in wholesale traffic volumes. The rapid development of new technologies, services and products has eliminated many of the traditional distinctions among wireless, cable, internet, local and long distance communication services. We have and will experience downward pressure on revenues due to the pace of technology development, emergence of new products, and intense competition.

Cost of revenue

Cost of revenue decreased $90.9 million to $447.2 million driven by the change in customer revenue. Gross margin percentage in this business remains relatively flat year over year.

General and administrative

General and administrative increased $0.9 million to $1.9 million primarily due to changes in classification of certain resources between general and administrative and salaries and benefits.

Salaries and benefits

Salaries and benefits decreased $3.0 million to $1.8 million due to certain changes in classification between salaries and benefits and general and administrative and allocations to Non-operating Corporate in 2021.

Infrastructure

In thousands	As Reported			Proforma
	Years Ended December 31			Years Ended December 31
	2021	2020	Change	2021	2020	Change
Net revenue	$24,251	3	24,248	$63,536	61,483	2,052
Cost of revenues	18,347	-	18,347	48,176	46,381	1,795
Stock based compensation	-	-	-	-	-	-
General and administrative	2,681	478	2,202	4,832	4,507	325
Professional fees	38	40	(2)	229	285	(56)
Salaries and related benefits	2,268	87	2,181	8,247	8,998	(750)
Income (loss) from operations	918	(602)	1,520	2,052	1,313	738
Other operating (income) expense	18,450	10,701	7,750	16,520	11,440	5,080
Income tax expense / (benefit)	127	-	127	511	(656)	1,167
Net income (loss)	$(17,660)	(11,303)	(6,357)	$(14,979)	(9,471)	(5,509)

Comparison of the Pro Forma results for years ended December 31, 2021 and 2020

Net revenue

Net revenue increased $2.1 million to $63.5 million primarily driven by higher volume in small cell, tower and outside building wireless business along with growth in the monitor and maintenance sector.

Cost of revenue

Cost of revenue increased $1.8 million to $48.2 million directly correlated with the change in revenues with slight variances due to mix and nature of jobs during the period.

General and administrative

General and administrative increased $0.3 million to $4.8 million which is in line with the level to support the business.

Salary and benefits

Salary and benefits decreased $0.8 million to $8.3 million driven by slightly higher costs in 2020 related to employee bonuses, collection and recruiting as well as lower costs in 2021 due to favorable resolution of certain employee related liabilities.

Other operating (income) expense

Other operating (income) expense increased $5.1 million to $16.5 million due to the write downs of goodwill and fixed assets within the GetCharged business.

Non-operating Corporate Segment

In thousands	As Reported			Proforma
	Years Ended December 31			Years Ended December 31
	2021	2020	Change	2021	2020	Change
Net revenue	$-	-	-	$-	-	-
Cost of revenues	-	-	-	-	-	-
Stock based compensation	30,623	2,326	28,297	30,623	2,326	28,297
General and administrative	3,431	1,197	2,234	3,431	1,197	2,234
Professional fees	1,769	763	1,006	1,769	763	1,006
Salaries and related benefits	4,727	137	4,590	4,727	137	4,590
Income (loss) from operations	(40,550)	(4,423)	(36,127)	(40,550)	(4,423)	(36,127)
Other operating (income) expense	1,252	20,027	(18,775)	1,252	20,027	(18,775)
Income tax expense / (benefit)	(4,516)	(633)	(3,883)	(4,516)	(633)	(3,883)
Net income (loss)	$(37,286)	(23,817)	(13,469)	$(37,286)	(23,817)	(13,469)

Comparison of the Pro Forma results for years ended December 31, 2021 and 2020

Stock based compensation

Stock based compensation increased $28.3 million to $30.6 million due to options granted in 2021 to newly hired employees as we build our management team and operations as well as to employees that joined our company as part of acquisitions.

General and administrative

General and administrative expenses increased $2.2 million to $3.4 million driven by $0.7 million of acquisition related costs in 2021 and higher consulting, investor relations, marketing and software expense related to growing our business and preparing to be a public company.

Professional services

Professional services fees increased $1.0 million to $1.8 million driven by higher legal and accounting fees related to acquisitions and public company preparation.

Salaries and benefits

Salaries and benefits increased $4.6 million to $4.7 million driven by investments in personnel associated with the Company’s growth and certain allocations from Telecommunications beginning in 2021.

Other operating (income) expense

Other operating expenses decreased $18.8 million to $1.3 million driven by stock issuance costs of $13.4 million in 2020 and investment income of $3.3 million in 2021. Investment income was earned in 2021 as part of our liquidity management program.

Consolidated Capital Resources and Liquidity

Our current operations have been focused primarily on business planning and raising capital. Our primary sources of liquidity are operating cash flows and private placement investment and debt. In order to finance acquisitions, we have issued and outstanding approximately $40.4 million aggregate principal amount of convertible and non-convertible promissory notes throughout 2020 and 2021.  We assess our liquidity in terms of our ability to generate cash to fund our short- and long-term cash requirements.  We believe that our operating cash flows access to funding is sufficient to fund our cash requirements for the next 12 months. In the event that our plans change or our cash requirements are greater than we anticipate, we may need to access the capital markets to finance future cash requirements. However, there can be no assurance that such financing will be available to us should we need it or, if available, that the terms will be satisfactory to us and not dilutive to existing shareholders.

Funding

On February 25, 2022 the Company entered into a securities purchase agreement with Island Capital Group Charge Me LLC (the “February 2022 Investors”) pursuant to which it issued Series C preferred shares in an aggregate face value of $12,050,000 for an aggregate purchase price of $10,845,000.

On December 17, 2021, we entered into a securities purchase agreement with funds affiliated with Arena Investors LP (the “December 2021 Investors”) pursuant to which we issued a note payable in an aggregate face value of $15.9 million for an aggregate purchase price of $13.3 million. The notes have a coupon of 7.5% and a 23-month term and matures on November 19, 2023. On December 17, 2021, we issued 2,370,370 shares of Series C Preferred to Arena Investors LP as part of the securities purchase agreement at an aggregate purchase price of $6.7 million.

On May 19, 2021, we entered a securities purchase agreement with funds affiliated with Arena Investors LP (the “May 2021 Investors”) pursuant to which we issued (1) convertible notes in an aggregate principal amount of $5.6 million for an aggregate purchase price of $5 million that are convertible at any time, at the holder’s option, into shares of our common stock at a conversion price of $3.00 per share and mature on May 19, 2024, and (2) non-convertible notes payable in an aggregate face value (includes 7.5% premium and 10% original issue discount) of $11.9 million for an aggregate purchase price of $10 million, with a coupon of 8% and an 18-month term and mature on November 19, 2022. The non-convertible notes maturity date was extended to November 19, 2023. Both issuances are referred to as the “May 2021 Notes”. In connection with the issuance of the May 2021 Notes, we issued to the May 2021 Investors warrants to acquire 1,870,000 shares of common stock.

On November 3, 2020, we entered into a securities purchase agreement with funds affiliated with Arena Investors LP (the “November 2020 Investors”) pursuant to which we issued convertible notes in an aggregate principal amount of $3.9 million for an aggregate purchase price of $3.5 million (collectively, the “November 2020 Notes” and together with the May 2020 Notes, the “Notes”). In connection with the issuance of the November 2020 Notes, we issued to the November 2020 Investors 903,226 shares of common stock. The November 2020 Notes are convertible at any time, at the holder’s option, into shares of our common stock at a conversion price of $0.25 per share. The Notes maturity was extended from November 3, 2023, to November 3, 2024.

On May 8, 2020, we entered into a securities purchase agreement with certain institutional investors (collectively, the “May 2020 Investors”) pursuant to which we issued convertible notes in an aggregate principal amount of $3 million for an aggregate purchase price of $2.7 million (the “May 2020 Notes”). In connection with the issuance of the Notes, we issued to the May 2020 Investors warrants to purchase an aggregate of 7,600,000 shares of Common Stock (collectively, the “Warrants”) and 7.5 shares of series G convertible preferred stock (the “Series G Preferred Stock”). The Notes maturity date of May 8, 2021 was extended to May 8, 2023, unless earlier converted. The Notes accrue interest at a rate of 8% per annum, subject to increase to 20% per annum upon and during the occurrence of an event of default. Interest is payable in cash on a quarterly basis beginning on December 31, 2020. The May 2020 Notes are convertible at any time, at the holder’s option.

Cash Flows

The following table summarizes our cash flow activity, as reported within the Consolidated Statements of Cash Flows, followed by a discussion of the major drivers impacting operating, investing and financing cash flows for the years ended December 31:

In thousands	2021	2020
Total cash provided by (used in):
Operating activities	$(2,908)	(6,492)
Investing activities	(24,967)	8,746
Financing activities	34,918	9,375
Effect of foreign currency exchange rates on cash and cash equivalents	(435)	-
Net increase (decrease) in cash and cash equivalents	$6,608	11,629

Cash Flows from Operating Activities

Our cash flows from operating activities primarily include net income adjusted for (i) non-cash items included in net income, such as depreciation and amortization, stock-based compensation, amortization of debt discount, impairments, and (ii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of payments.

Cash Flows from Investing Activities

The increase in net cash used by investing activities was primarily due to the acquisition of ANS and BW in 2021, both of which included a cash component of the total purchase price.

Cash Flows from Financing Activities

The increase in cash provided by financing activities is primarily due to the issuance of notes payable and Series C Preferred Stock in 2021 related to business acquisitions.

Off-Balance Sheet Arrangements

As of December 31, 2021, Charge did not have any off-balance sheet arrangements.

Critical Accounting Estimates

Refer to Note 2 to the “Consolidated Financial Statements” for a summary of our significant accounting policies. Certain of our accounting policies requiring significant management assumptions and judgments are as follows:

Stock Based Compensation

We use the fair value method of accounting for our stock options and restricted stock units (“RSUs”) granted to measure the cost of services received in exchange for the stock-based awards. The fair value of stock option awards with only service and/or performance conditions is estimated on the grant or offering date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs such as the risk-free interest rate, expected term and expected volatility. These inputs are subjective and generally require significant judgment. The fair value of RSUs is measured on the grant date based on the closing fair market value of our common stock. The resulting cost is recognized over the period during which service is required to be provided in exchange for the awards, usually the vesting period, which is generally three to five years for stock options and RSUs. Stock-based compensation expense is recognized based on the graded vesting attribution method, where an award is divided into vesting increments or tranches, and the company recognizes compensation cost for each tranche separately, on a straight-line basis, net of actual forfeitures in the period.

Revenue Recognition

We recognize revenue when a customer obtains control of promised goods or services. The amount of revenue that is recorded reflects the consideration that we expect to receive in exchange for those goods or services. We apply the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation. Our main revenue stream is from services. We recognize as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, our performance obligations are transferred to customers at a point in time, typically upon delivery. A good or service is considered to be transferred when the customer obtains control.

Within Infrastructure, due to the nature of our performance obligations, the estimation of total revenue and cost at completion is complex, subject to many variables and requires significant judgment. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the cost and availability of materials, the performance of subcontracts, and the availability and timing of funding from the customer, among other variables. As a significant change in one or more of these estimates could affect the profitability of contracts, we review and update contract-related estimates regularly through a review process in which management reviews the progress and execution of performance obligations and the estimated cost at completion. As part of this process, management reviews information including, but not limited to, any outstanding key contract matter, progress towards completion and the related program schedule and the related changes in estimates of revenues and costs. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance is recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, we recognize a provision for the entire loss in the period it is identified.

The nature of our contracts gives rise to several types of variable consideration, including claims and unpriced change orders. We recognize revenue for variable consideration when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. We estimate the amount of revenue to be recognized on variable consideration, using the expected value or the most likely amount method, whichever is expected to better predict the amount. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on assessments of legal enforceability, performance, and all information that is reasonably available to us.

Goodwill

Goodwill represents the excess of acquisition cost of an acquired business over the fair value of assets acquired and liabilities assumed. Goodwill is not amortized but is tested for impairment at the reporting unit level annually or when events or circumstances arise, such as adverse changes in the business climate, that would more likely than not reduce the fair value of the reporting unit below its carrying value. Our methodology for conducting this goodwill impairment testing contains both a qualitative and quantitative assessment. We have the option to initially perform an assessment of qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative factors may include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting unit and other company and reporting unit-specific events. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we then perform the impairment evaluation using a more detailed quantitative assessment. We could also directly perform this quantitative assessment for any reporting unit, bypassing the qualitative assessment. Our methodology for conducting the quantitative goodwill impairment testing is fundamentally based on the measurement of fair value for our reporting units, which inherently entails the use of significant management judgment. For valuation, we use a combination of the income approach (discounted cash flows) and market approach (market multiples) in estimating the fair value of our reporting units.

Income Taxes

We are subject to taxes in the U.S. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make these estimates and judgments about our future taxable income and operating loss carryforwards that are based on assumptions that are consistent with our future plans. As of December 31, 2021, we had recorded a full valuation allowance on our net U.S. deferred tax assets because we expect that it is more likely than not that our U.S. deferred tax assets will not be realized. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for our company beginning January 1, 2023, and early adoption is permitted. We do not believe the potential impact of the new guidance and related codification improvements will be material to our financial position, results of operations and cash flows.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“AUS 2020-06”). ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective January 1, 2024, for our company. Early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year. Management is currently evaluating the effect of the adoption of ASU 2020-06 on the consolidated financial statements, but currently does not believe ASU 2020-06 will have a significant impact on our company’s accounting for our convertible debt instruments. The effect will largely depend on the composition and terms of the financial instruments at the time of adoption.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 15 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Andrew Fox	49	Chairman of the Board, Chief Executive Officer and Director
Craig Denson	60	Chief Operating Officer, Chief Compliance Officer, Secretary and Director
Leah Schweller	49	Chief Financial Officer
Mark LaNeve	63	President
Nicole Antakli	49	Chief Business Officer
Philip Scala	71	Director
Justin Deutsch	45	Director
James Murphy	78	Director
Baron Davis	42	Director
Benjamin Carson, Jr.	36	Director
Chantel E. Lenard	52	Director
Gary Jacobs	76	Director
Amy Hanson	63	Director

Andrew Fox has been the Chairman of the Board since September 2021 and the Chief Executive Officer and a Director since October 2020. Mr. Fox has been the founder and Chief Executive Officer of GetCharged, Inc. since its formation in 2018. Mr. Fox simultaneously serves as a managing partner of Alliance Building Services, a role he began in 2003. Mr. Fox is a serial entrepreneur with over two decades of experience. He is the founder of 3-G Communications, a cellular tower leasing and financing firm, Way Communications, Clubplanet, Wantickets, NewYears.com, Track Net, NewCarpet.com and is a co-founder of YJP.org. Mr. Fox is also on the Board of Directors for the Conrad Foundation, which challenges high school students to solve 21st-century problems using science and technology and was the President of the Chairscholars Foundation from 1999-2011. Mr. Fox received his BBA in Accounting from Adelphi University in 1995.

Craig Denson has been the Chief Operating Officer and a Director since October 2020, the Chief Compliance Officer since November 2021, the Secretary since December 2021, and was the Interim Chief Financial Officer from January 2021 until September 2021. Mr. Denson has been the President and CEO of PTGi since May 2012. Mr. Denson joined PTGi in 2009 as Vice President, responsible for the Wholesale and Pre-Paid Telecom divisions in North America. In May 2012 Mr. Denson was promoted to President and CEO of PTGi. Prior to joining the company, Mr. Denson was President and COO of Sigma Software Solutions from 2000 to 2010, an OSS and BSS software company providing billing and CRM software to the telecom industry globally. Prior to Sigma Software, Mr. Denson was Vice President and General Manager of ACS Canada, whereby he led the Telecom ASP software services division from 1996 to 2000. Mr. Denson started his career with PepsiCo in 1986, progressing through the organization and ending as National Sales Manager of two operating divisions before entering the telecom industry in 1999. Mr. Denson holds a business degree from Humber College, is a strategic planner and conceptual thinker, excels at bringing clarity to complex issues by creating practical solutions to organizational challenges.

Leah Schweller has been the Chief Financial Officer since September 2021. From 2006 to 2021 Ms. Schweller held various positions at American Express within Finance, the last of which was from 2017 to 2021, as Vice President, where she led large global teams responsible for credit reserving, technical accounting, securitization, and overall financial integrity, and Chief Accounting Officer for an SEC filing subsidiary. Prior to American Express, Ms. Schweller worked in M&A Transaction Services from 2001 to 2006 and Audit from 1996 to 2001 at Deloitte & Touche LLP. Ms. Schweller received her Bachelor of Science in Business Administration – Accounting from The Ohio State University.

Mark LaNeve has been our President since October 2021 and was the Chief Business Officer since June 2021.  Mr. LaNeve served as Vice President, Marketing, Sales and Service U.S. & Canada of the Ford Motor Company from January 2015 until January 2021.  From August 2012 through January 2014, Mr. LaNeve served as Chief Operating Officer of Global Team Ford, an agency that serves as the marketing and advertising agency for the Ford Motor Company and the Ford and Lincoln brands on a global basis.  Global Team Ford is part of the WPP Group, a multinational advertising and public relations company.  Mr. LaNeve was previously with Allstate Insurance Corporation where he served as Senior Executive Vice President (January 2011–February 2012) and Chief Marketing Officer (October 2009–February 2012).  Prior to joining Allstate, Mr. LaNeve was Vice President of Sales, Service and Marketing at General Motors Corporation (September 2004–January 2009).  Mr. LaNeve is involved with various organizations that assist people affected by autism and sits on the board of Eton Academy for different learners in Birmingham, Michigan.  He also serves on the board of Angel’s Place, a non-profit organization that provides people-centered services, including homes and professional support for adults with developmental disabilities, as well as the Autism Alliance of Michigan, which provides various services and career placement for people on the autism spectrum.  Mr. LaNeve is a director of Aduacy, Inc. (NYSE: AUD), formerly Entercom Communications Corp., a multi-platform audio content and entertainment company, where he serves as a member of the compensation committee.  Mr. LaNeve has a B.A. in Marketing from the University of Virginia.

Nicole Antakli has been our Chief Business Officer since October 2021 and was the Director of Administration at Charge Enterprises since August 2021. Ms. Antakli also serves as the General Manager of Charge Infrastructure where she manages the operations, development and business strategy for EV charging infrastructure under the leadership of Mark LaNeve.  Since 2018, Ms. Antakli has also been the Managing Principal at NMA Holdings, LLC where she is an independent business consultant and project managed rehabilitations for residential real estate.  From 2016 to 2017, Ms. Antakli worked as Vice President of Operations at EmaginePOS, Inc., a growth-positioned cloud-based, proprietary software Point of Sale company servicing the restaurant and hospitality industries.  In 1999, Ms. Antakli started her career at Intraco Corporation, a global export management firm, progressing through the corporation to President and Chief Operating Officer until August 2012.  Ms. Antakli has a BA in Political Science from Villanova University, and a MBA in International Business from Schiller International University.

Philip P. Scala has been a Director of Charge Enterprises since May 2020.  He was our interim Chief Executive Officer from May 2020 until October 2020 and our Secretary and Director from May 2020 until December 2021.  Since May 2008, Mr. Scala has also been the chief executive officer and founder of Pathfinder Consultants International, Inc., a private security firm.  Prior to forming Pathfinder Consultants International, Mr. Scala served the United States both as a Commissioned Officer in the US Army for five years (from 1974 through 1979) followed by his 29 years of service with the Federal Bureau of Investigations.  He graduated from the Airborne, Ranger, and Pathfinder Schools (Honor Graduate) at the Fort Benning Infantry School, and served with the First of the Sixth Infantry, First Armored Division, in the Federal Republic of Germany (1974-1977).  Mr. Scala received his bachelor’s degree and Master of Business Administration in accounting from St. John’s University; he also earned a Master of Arts degree in Psychology from New York University.

Justin Deutsch has been a director of Charge Enterprises since May 2020.  Mr. Deutsch joined Weybosset Research & Management, LLC in October 2014 as a portfolio manager and since 2020 has served as a partner.  Prior to joining the firm, he was an equity analyst and trader at Bay Crest Partners for five years, specializing in large cap companies.  Justin has been instrumental in helping build portfolios at Weybosset – think, trains, truck engines, beer, industrial gasses, and retailing.  Before Bay Crest, Mr. Deutsch worked as head trader and portfolio manager for Horn Capital Management, a hedge fund based in New York City.  Mr. Deutsch received his BA from New York University and most recently attended the Harvard Kennedy Schools program, Investment Decisions and Behavioral Finance.  He currently splits his time between New York and Providence.

James Murphy has been a director of Charge Enterprises since June 2020.  Mr. Murphy is the Founder and President of Sutton Associates and has served in such role since 1991.  Prior to Sutton Associates, Mr. Murphy was President of Yale Associates from 1985 to 1990.  From 1980 to 1984, Mr. Murphy was an Assistant Special Agent in Charge with the Federal Bureau of Investigation, responsible for a territory encompassing more than seven million people.  His investigative specialties included organized crime, white-collar crime, labor racketeering and political corruption.  From 1976 to 1980, Mr. Murphy was assigned to the Office of Planning and Evaluation at FBI headquarters, Washington, D.C.  In this capacity, he evaluated and recommended changes in the FBI’s administrative and investigative programs.  Since entering the private sector in 1984, Mr. Murphy has advanced the industry by developing systematic and professional protocols for performing due diligence, as well as other investigative services.

Baron Davis has been a Director of Charge Enterprises since February, 2021.  Mr. Davis is an entrepreneur, investor, and two-time NBA All-Star and record-holder.  From 1999 to 2016, Mr. Davis played for the Charlotte Hornets, the Golden State Warriors, the Los Angeles Clippers, the Cleveland Cavaliers, and the New York Knicks.  Known for his electrifying style on the court, Mr. Davis was a powerful point guard, who won national acclaim for executing in crucial, high-pressure moments, when his team needed him the most.  As a businessman, Mr. Davis was one of the original investors for Vitaminwater and helped launch Thrive Market.  Mr. Davis is also the founder of several companies, including Sports and Lifestyle in Culture (SLIC), The Black Santa Company, BIG and No Label—each with the objective of combining creative talent with original publication and production to develop and provide educational and heartwarming stories that appeal to global audiences of all ages.

Benjamin Carson, Jr. has been a Director of Charge Enterprises since March 2021.  Since 2013, Mr. Carson has been at the private equity firm Interprise Partners, where he is a Co-Founder and Partner responsible for the overall guidance of the firm and its portfolio.  In this role, Mr. Carson focuses on the total financial health of Interprise Partners and its holdings with an emphasis on capital structures, deal origination, and strategic planning.  Complementing his prior experiences in investments and operations, he supports portfolio executive teams with capital market insights and growth strategies.  Mr. Carson becomes directly involved with portfolio companies to support strategic alliances, business development, and corporate development initiatives.  Mr. Carson has a BA in Psychology from Tufts University.

Chantel E. Lenard has been a Director of Charge Enterprises since January 2022. Ms. Lenard was selected as one of the “100 Leading Women in North American Auto Industry” by Automotive News, received the Outstanding Industrial Engineering Alumni award from Purdue University and is also a recipient of an Effie Gold Award for marketing innovation and effectiveness. Having served as US Chief Marketing Officer of Ford Motor Company (NYSE: F) from 2013 to 2017, in a 25-year career where she created high performance results delivering $80 billion in annual revenue, Ms. Lenard transformed Ford’s marketing approach toward a digital focus and led integration of predictive analytics into the client centric experience. Since 2017, Ms. Lenard has taught marketing strategy in the MBA program at the University of Michigan Ross School of Business.  Ms. Lenard has strong board of directors' experience.  She has served as a Director and member of the Compensation Committee of TTM Technologies, Inc. (Nasdaq: TTMI) since November 2018, as a Director and member of the HR and Compensation Committee of the Uni-Select Inc. (TSX: UNS) since May 2020, and as a Director and member of the Audit and Compensation Committees of LSI Industries (Nasdaq: LYTS) since June 2020. Ms. Lenard holds a bachelor’s degree in industrial engineering from Purdue University and a master’s degree in business administration from Harvard University.

Gary Jacobs has been a Director of Charge Enterprises since January 2022. In his capacity as corporate counsel for major business organizations, Mr. Jacobs has extensive experience in corporate strategy, domestic and international strategic ventures, M&A and other business and real estate transactions across many industries.   From June 2000 to December 2009, Mr. Jacobs held senior executive positions at MGM Resorts International (NYSE: MGM) including as President - Corporate Strategy (2009), Executive Vice President (June 2000 - early 2009), and General Counsel (June 2000 - December 2009).   Mr. Jacobs also served as a member of MGM’s Board of Directors and Executive Committee. While at MGM Resorts, he was heavily involved in corporate transactions such as the development of the City Center project as well as the purchase, sale and securitization of real estate. Mr. Jacobs has been Chairman of Second Wave Delivery Systems, LLC since December 2020 and until its sale in 2020, was also Chairman of Acuity Delivery Systems, LLC.  Mr. Jacobs served as Secretary and as a Director of The Intergroup Corporation (Nasdaq: INTG) from 1998 to 2014.  Mr. Jacobs is a graduate of Brandeis University (B.A., summa cum laude) and Yale Law School (LLB) and studied at the London School of Economics.

Amy Hanson has been a Director of Charge Enterprises since January 2022. She has extensive experience as a C-level executive with a focus on finance, operations, strategic planning and M&A execution encompassing acquisition, consolidation and integration leadership. Ms. Hanson has been the CEO of Amy Hanson Advisory Services, a strategic management consulting service organization, since she founded it in April 2016. Ms. Hanson was previously Executive Vice President and Corporate Officer of Macy’s, Inc. where she spent 33 years in various executive positions. Ms. Hanson has strong board of directors’ experience. Ms. Hanson serves on the Boards of Directors of Credit First National Association, a wholly owned bank subsidiary of Bridgestone Americas, Strivve, Inc., a Seattle-based fintech start-up, and Messer,Inc., a leading construction and real estate development company in the Midwest and South. Since January 2019, Ms. Hanson has served as a Director and member of the Compensation and Nominating and Corporate Governance Committees and chair of the Audit Committee of LSI Industries (Nasdaq: LYTS).

Board Committees, Compensation Committee Interlocks and Insider Participation

Board Committees

Our Board of Directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee, each of which has the composition and the responsibilities described below. In addition, from time to time, special committees may be established under the direction of our Board when necessary to address specific issues. Each of the audit committee, the compensation committee and the nominating and corporate governance committee operates under a written charter which are available our website located at www.charge.enterprises.

Director	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Andrew Fox
Craig Denson
Justin Deutsch
James Murphy		x	x
Philip Scala
Baron Davis		x
Benjamin Carson, Jr.		CHAIR
Gary Jacobs	x		CHAIR
Amy Hanson	CHAIR
Chantel Lenard	x		x

Audit Committee

Our audit committee will be responsible for, among other things:

•	Our company’s financial statements and other financial information provided by us to our shareholders and others;

•	The independent auditors, including their qualifications and independence;

•	Our systems of internal controls, including internal audit function;

•	Treasury and finance matters;

•	Enterprise risk management, privacy and data security; and

•	Compliance with legal, regulatory and public disclosure requirements

The current members of our audit committee are Gary Jacobs, Amy Hanson and Chantel Lenard, with Ms. Hanson serving as chair. All members of our audit committee meet the requirements for financial literacy under the applicable Nasdaq rules and regulations. Our Board of Directors has affirmatively determined that each member of our audit committee qualifies as “independent” under Nasdaq’s additional standards applicable to audit committee members and Rule 10A-3 of the Exchange Act applicable to audit committee members. In addition, our Board of Directors has determined that Ms. Hanson qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

Compensation Committee

Our compensation committee will be responsible for, among other things:

•	review and approve the compensation arrangements for executive officers; and

•	administer our stock incentive plans.

The current members of our compensation committee are James Murphy, Baron Davis and Benjamin Carson, Jr., with Mr. Carson, Jr. serving as chair. Our Board has determined that each member of our compensation committee qualifies as “independent” under Nasdaq’s additional standards applicable to compensation committee members and is a “non-employee director” as defined in Section 16b-3 of the Exchange Act.

The compensation committee generally considers the Chief Executive Officer’s recommendations when making decisions regarding the compensation of non-employee directors and executive officers (other than the Chief Executive Officer). Pursuant to the compensation committee’s charter, the compensation committee has the authority to retain or obtain the advice of compensation consultants, legal counsel and other advisors to assist in carrying out its responsibilities. Before selecting any such consultant, counsel or advisor, the compensation committee reviews and considers the independence of such consultant, counsel or advisor in accordance with applicable Nasdaq rules. We must provide appropriate funding for payment of reasonable compensation to any advisor retained by the compensation committee.

Nominating and Governance Committee

Our nominating and governance committee will be responsible for, among other things:

•	identifying individuals qualified to become members of the Board of Directors;

•	recommending to the Board of Directors nominees to stand for election as Directors or fill vacancies on the Board; and

•	developing and recommending to the board of directors a set of corporate governance principles applicable to our company.

The current members of our nominating and corporate governance committee are Gary Jacobs, James Murphy and Chantel Lenard, with Mr. Jacobs serving as chair.  Our Board has determined that each of Mr. Jacobs, Mr. Murphy and Ms. Lenard qualifies as “independent” under applicable Nasdaq rules applicable to nominating and corporate governance committee members.

Board and Board Committee Meetings and Attendance

During fiscal 2021, our Board of Directors met two times. No committee meetings took place in 2021. The audit committee, compensation committee and corporate governance committee were each officially formed in January 2022. In 2021, each of our directors attended at least 50% of the meetings of the Board and committees on which he or she served as a member.

Executive Sessions

Executive sessions, which are private meetings of the independent non-management members of the Board, were not held in 2021, however we anticipate to be scheduled at least twice per year for the fiscal year ending December 31, 2022.

Director Attendance at Annual Meeting of Stockholders

We do not have a formal policy regarding the attendance of our Board members at our annual meetings of stockholders, but we expect all directors to make every effort to attend any meeting of stockholders.

Committee Charters and Corporate Governance Guidelines

Our charters of the audit committee, compensation committee and nominating and corporate governance committee and other corporate governance information are available under the Investors page of our website located at www.charge.enterprises, or by writing to our Corporate Secretary at our offices at 125 Park Avenue, 25th Floor, New York, NY 10017.

Communications with the Board

Any stockholder or any other interested party who desires to communicate with our Board of Directors, our non-management directors or any specified individual director, may do so by directing such correspondence to the attention of the Corporate Secretary, Charge Enterprises, Inc., 125 Park Avenue, 25th Floor, New York, NY 10017. The Corporate Secretary will forward the communication to the appropriate director or directors as appropriate.

Compensation Committee Interlocks and Insider Participation

During 2021, none of our executive officers served as a member of the board of directors or compensation committee (or other committee performing equivalent functions) of any entity that had one or more executive officers serving on our Board or compensation committee. During the fiscal year ended December 31, 2021, no other relationships required to be disclosed by the rules of the SEC existed aside from those identified herein.

Code of Ethics and Code of Business Conduct

We adopted a written code of ethics and business conduct that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  Charge also discloses amendments to or waivers from its Code of Conduct affecting directors or executive officers. A copy of the code is posted on our website at www.charge.enterprises/corporate-governance#docs.

ITEM 11. EXECUTIVE COMPENSATION

The following is a discussion of the compensation arrangements of our named executive officers (“NEOs”). As an “emerging growth company” as defined in the JOBS Act, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies.

Our NEOs include our principal executive officer and our two most highly compensated executive officers, other than our principal executive officer, for the fiscal year ended December 31, 2021. These NEOs and their positions are:

•	Isaac H. Sutton, our former Chief Executive Officer who resigned from the Company on April 30, 2020.

•	Philip P. Scala, our former Interim Chief Executive Officer who was appointed on May 8, 2020 and resigned on October 12, 2020.

•	Andrew Fox, our Chief Executive Officer who was appointed on October 12, 2020. Mr. Fox was appointed Chairman on September 14, 2021.

•	Mark LaNeve, our President who was appointed on October 28, 2021.

•	Leah Schweller, our Chief Financial Officer who was appointed on September 13, 2021.

Summary Compensation Table

The following table shows information regarding the compensation of our NEOs for the years presented.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (6)	All Other Compensation ($)	Total ($)
Isaac Sutton (1)	2021	—	—	—	—	—
Former Chief Executive Officer	2020	—	—	—	—	—
Philip P. Scala (2)	2021	—	—	—	—	—
Former Chief Executive Officer	2020	—	—	—	—	—
Andrew Fox (3)	2021	94,867	650,000	—	15,000	759,867
Chief Executive Officer	2020	—	—	4,728,751	—	4,728,751
Mark LaNeve (4)	2021	70,000	—	5,111,243	—	5,181,243
President	2020	—	—	—	—	—
Leah Schweller (5)	2021	75,801	100,000	4,931,700	666,466	5,773,967
Chief Financial Officer	2020	—	—	—	—	—

(1)	Mr. Sutton resigned as Chief Executive Officer on April 30, 2020.

(2)	Mr. Scala was appointed as Chief Executive Officer on May 8, 2020 and resigned on October 12, 2020.

(3)

Mr. Fox was appointed as Chief Executive Officer on October 12, 2020. Amounts included in All Other Compensation represent incremental medical benefits. In addition, our company paid for various memberships for Mr. Fox for business related activities aggregating to approximately $155,000 for the year ended December 31, 2021.

(4)	Mr. LaNeve was appointed as President on October 28, 2021.

(5)	Ms. Schweller was appointed as Chief Financial Officer on September 13, 2021. Amounts included in All Other Compensation represent Restricted Share Units granted upon hire.

(6)

These amounts represent the aggregate grant date fair value for option awards for the fiscal year ended December 31, 2021 and 2020, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, or ASC 718.

Outstanding Equity Awards at Year End

The following table sets forth all outstanding equity awards held by each of the NEOs as of December 31, 2021.

	Option Awards
Name and Principal Position	Vesting Commencement Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Isaac Sutton (1)	—	—	—	—	—
Former Chief Executive Officer
Philip P. Scala (2)	1/11/2021	50,000	200,000	$2.00	1/15/2026
Former Chief Executive Officer
Andrew Fox (3)	10/12/2020	4,875,000	4,875,000	$0.49	10/15/2025
Chief Executive Officer
Mark LaNeve (4)	10/28/2021	250,000	750,000	$3.00	10/27/2026
President	6/1/2021	—	750,000	$2.80	6/1/2027
Leah Schweller (5)	9/13/2021	—	1,500,000	$3.38	9/12/2026
Chief Financial Officer

Offer Letter Agreements

Andrew Fox Employment Agreement.

We entered into an offer letter agreement with Andrew Fox, our Chief Executive Officer, effective on October 25, 2021. The offer letter has no specific term and constitutes at-will employment. Mr. Fox’s annual base salary was $400,000 beginning on November 1, 2021.  Mr. Fox was also entitled to a spot bonus of $300,000 payable on November 15, 2021 or such other date as agreed upon by the Board and he is entitled to a discretionary annual bonus targeted at $300,000, which will be considered by the Compensation Committee of the Board in March following the performance year.  Mr. Fox is also entitled to participate in the benefit plans and programs of our company at a level commensurate with his position. In recognition of Mr. Fox’s personal contributions, business performance and milestones achieved by Mr. Fox, on December 23, 2021, the Board approved a cash spot bonus in the aggregate amount of $580,000 which was paid in installments of $330,000 and $250,000 on December 31, 2021 and January 31, 2022, respectively.

Mark LaNeve Employment Agreement.

We entered into an offer letter agreement with Mark LaNeve, our President, effective on May 1, 2021, as amended on November 9, 2021. The offer letter has no specific term and constitutes at-will employment. Mr. LaNeve’s annual base salary is $120,000.  Mr. LaNeve  is entitled to a discretionary annual bonus and/or share issuances, which will be considered by the Compensation Committee of the Board in March following the performance year.

Mr. LaNeve is also entitled to participate in the benefit plans and programs of our company at a level commensurate with his position. In connection with the commencement of Mr. LaNeve’s employment, he received 750,000 incentive stock options, which vest as follows: 187,500 on each first, second, third, and fourth-year anniversary of the date of grant.

Leah Schweller Employment Agreement.

We entered into an offer letter agreement with Leah Schweller, our Chief Financial Officer, effective on September 13, 2021. The offer letter has no specific term and constitutes at-will employment. Ms. Schweller’s annual base salary is $250,000.  Ms. Schweller is entitled to a discretionary annual bonus of up to 125% of her base salary, which will be considered by the Compensation Committee of the Board in March following the performance year.   Ms. Schweller is also entitled to participate in the benefit plans and programs of the Company at a level commensurate with his position. In connection with Ms. Schweller’s commencement of employment, she was initially granted 1,500,000 options to purchase shares of common stock, which vest in three equal installments on each of the first, second and third anniversary of the date of grant as well as 197,179 restricted stock units. The offer letter provides that, in the event Ms. Schweller is terminated for reasons other than voluntary resignation, death, disability, or for Good Cause (as defined in the offer letter), we will agree to: (i) pay all previously earned but unpaid base salary up to the date of termination, and (ii) pay separation pay equal to twelve (12) months of her then-current base salary and reimburse her for the monthly premiums for elected COBRA coverage for a period of up to six (6) months.

Long-Term Incentive Plans, Retirement or Similar Benefit Plans

As of December 31, 2021, there were no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

We do not have arrangements in respect of remuneration received or that may be received by our Named Executive Officers set forth above to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control except as those described under “Offer Letter Agreements” described above.

Non-Employee Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our board of directors and received compensation for such service during the fiscal year ended December 31, 2021. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our board of directors in 2021.

NAME (1)	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Baron Davis	-	2,844,567	2,844,567
Benjamin Carson, Jr.	-	1,196,000	1,196,000
Justin Deutsch (2)	-	413,274	413,274
James Murphy	-	413,274	413,274
Philip Scala	-	413,274	413,274

(1)	Note that three additional directors were added in January 2022.

(2)	Excludes options to acquire 1,500,000 shares, with an exercise price of $2.00, on January 11, 2021 for services to be rendered to the Company.

2020 Omnibus Equity Incentive Plan

Summary

On January 11, 2021, our Board of Directors and a majority of our stockholders adopted the 2020 Omnibus Equity Incentive Plan (the “2020 Plan”), as amended and restated as of May 7, 2021 and on December 23, 2021, with 75,000,000 shares available for issuance. As of December 31, 2021, the Company has issued options to purchase 44,920,000 shares of common stock with a weighted average exercise price of $1.78.

Our administrator may grant incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to participants to acquire shares of our common stock under the 2020 Plan. It is anticipated that the 2020 Plan will be administered by our Board of Directors, or if our Board of Directors does not administer the 2020 Plan, a committee or subcommittee of our Board of Directors that complies with the applicable requirements of Section 16 of the Exchange Act and any other applicable legal or stock exchange listing requirements. The following table sets forth, as of December 31, 2021, the approximate number of each class of participants eligible to participate in the 2020 Plan and the basis of such participation.

Class and Basis of Participation	Approximate Number of Class
Employees	186
Directors (1)	7
Independent Contractors	38

(1)	Two of the seven directors are employees of the Company. Note that three additional directors were added in January 2022.

Description of 2020 Plan

Types of Awards.

The 2020 Plan provides for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), and other stock-based awards. Items described above in the Section called “Shares Available; Certain Limitations” are incorporated herein by reference.

Administration.

The 2020 Plan will be administered by our Board of Directors, or if our Board of Directors does not administer the 2020 Plan, a committee or subcommittee of our Board of Directors that complies with the applicable requirements of Section 16 of the Exchange Act and any other applicable legal or stock exchange listing requirements (each of our Board of Directors or such committee or subcommittee, the “plan administrator”). The plan administrator may interpret the 2020 Plan and may prescribe, amend and rescind rules and make all other determinations necessary or desirable for the administration of the 2020 Plan, provided that, subject to the equitable adjustment provisions described below, the plan administrator will not have the authority to reprice or cancel and re-grant any award at a lower exercise, base or purchase price or cancel any award with an exercise, base or purchase price in exchange for cash, property or other awards without first obtaining the approval of our stockholders.

The 2020 Plan permits the plan administrator to select the eligible recipients who will receive awards, to determine the terms and conditions of those awards, including, but not limited to, the exercise price or other purchase price of an award, the number of shares of common stock or cash or other property subject to an award, the term of an award and the vesting schedule applicable to an award, and to amend the terms and conditions of outstanding awards.

Restricted Stock and Restricted Stock Units.

Restricted stock and RSUs may be granted under the 2020 Plan. The plan administrator will determine the purchase price, vesting schedule and performance goals, if any, and any other conditions that apply to a grant of restricted stock and RSUs. If the restrictions, performance goals or other conditions determined by the plan administrator are not satisfied, the restricted stock and RSUs will be forfeited. Subject to the provisions of the 2020 Plan and the applicable award agreement, the plan administrator has the sole discretion to provide for the lapse of restrictions in installments.

Unless the applicable award agreement provides otherwise, participants with restricted stock will generally have all of the rights of a stockholder; provided that dividends will only be paid if and when the underlying restricted stock vests. RSUs will not be entitled to dividends prior to vesting, but may be entitled to receive dividend equivalents if the award agreement provides for them. The rights of participants granted restricted stock or RSUs upon the termination of employment or service to us will be set forth in the award agreement.

Options.

Incentive stock options and non-statutory stock options may be granted under the 2020 Plan. An “incentive stock option” means an option intended to qualify for tax treatment applicable to incentive stock options under Section 422 of the Code. A “non-statutory stock option” is an option that is not subject to statutory requirements and limitations required for certain tax advantages that are allowed under specific provisions of the Code. A non-statutory stock option under the 2020 Plan is referred to for federal income tax purposes as a “non-qualified” stock option. Each option granted under the 2020 Plan will be designated as a non-qualified stock option or an incentive stock option. At the discretion of the administrator, incentive stock options may be granted only to our employees, employees of our “parent corporation” (as such term is defined in Section 424(e) of the Code) or employees of our subsidiaries.

The exercise period of an option may not exceed ten years from the date of grant and the exercise price may not be less than 100% of the fair market value of a share of common stock on the date the option is granted (110% of fair market value in the case of incentive stock options granted to ten percent stockholders). The exercise price for shares of common stock subject to an option may be paid in cash, or as determined by the plan administrator in its sole discretion, (i) through any cashless exercise procedure approved by the plan administrator (including the withholding of shares of common stock otherwise issuable upon exercise), (ii) by tendering unrestricted shares of common stock owned by the participant, (iii) with any other form of consideration approved by the plan administrator and permitted by applicable law or (iv) by any combination of these methods. The option holder will have no rights to dividends or distributions or other rights of a stockholder with respect to the shares of common stock subject to an option until the option holder has given written notice of exercise and paid the exercise price and applicable withholding taxes.

In the event of a participant’s termination of employment or service, the participant may exercise his or her option (to the extent vested as of such date of termination) for such period of time as specified in his or her option agreement.

Stock Appreciation Rights.

SARs may be granted either alone (a “free-standing SAR”) or in conjunction with all or part of any option granted under the 2020 Plan (a “tandem SAR”). A free-standing SAR will entitle its holder to receive, at the time of exercise, an amount per share up to the excess of the fair market value (at the date of exercise) of a share of common stock over the base price of the free-standing SAR (which shall be no less than 100% of the fair market value of the related shares of common stock on the date of grant) multiplied by the number of shares in respect of which the SAR is being exercised. A tandem SAR will entitle its holder to receive, at the time of exercise of the SAR and surrender of the applicable portion of the related option, an amount per share up to the excess of the fair market value (at the date of exercise) of a share of common stock over the exercise price of the related option multiplied by the number of shares in respect of which the SAR is being exercised. The exercise period of a free-standing SAR may not exceed ten years from the date of grant. The exercise period of a tandem SAR will also expire upon the expiration of its related option.

The holder of a SAR will have no rights to dividends or any other rights of a stockholder with respect to the shares of common stock subject to the SAR until the holder has given written notice of exercise and paid the exercise price and applicable withholding taxes.

In the event of a participant’s termination of employment or service, the holder of a SAR may exercise his or her SAR (to the extent vested as of such date of termination) for such period of time as specified in his or her SAR agreement.

Other Stock-Based Awards.

The plan administrator may grant other stock-based awards under the 2020 Plan, valued in whole or in part by reference to, or otherwise based on, shares of common stock. The plan administrator will determine the terms and conditions of these awards, including the number of shares of common stock to be granted pursuant to each award, the manner in which the award will be settled, and the conditions to the vesting and payment of the award (including the achievement of performance goals). The rights of participants granted other stock-based awards upon the termination of employment or service to us will be set forth in the applicable award agreement. In the event that a bonus is granted in the form of shares of common stock, the shares of common stock constituting such bonus shall, as determined by the administrator, be evidenced in uncertificated form or by a book entry record or a certificate issued in the name of the participant to whom such grant was made and delivered to such participant as soon as practicable after the date on which such bonus is payable. Any dividend or dividend equivalent award issued hereunder shall be subject to the same restrictions, conditions and risks of forfeiture as apply to the underlying award.

Equitable Adjustment and Treatment of Outstanding Awards Upon a Change in Control

Equitable Adjustments

In the event of a merger, consolidation, reclassification, recapitalization, spin-off, spin-out, repurchase, reorganization, special or extraordinary dividend or other extraordinary distribution (whether in the form of common stock, cash or other property), combination, exchange of shares, or other change in corporate structure affecting our common stock, an equitable substitution or proportionate adjustment shall be made in (i) the aggregate number and kind of securities reserved for issuance under the 2020 Plan, (ii) the kind and number of securities subject to, and the exercise price of, any outstanding options and SARs granted under the 2020 Plan, (iii) the kind, number and purchase price of shares of common stock, or the amount of cash or amount or type of property, subject to outstanding restricted stock, RSUs and other stock-based awards granted under the 2020 Plan and (iv) the terms and conditions of any outstanding awards (including any applicable performance targets). Equitable substitutions or adjustments other than those listed above may also be made as determined by the plan administrator. In addition, the plan administrator may terminate all outstanding awards for the payment of cash or in-kind consideration having an aggregate fair market value equal to the excess of the fair market value of the shares of common stock, cash or other property covered by such awards over the aggregate exercise price, if any, of such awards, but if the exercise price of any outstanding award is equal to or greater than the fair market value of the shares of common stock, cash or other property covered by such award, the plan administrator may cancel the award without the payment of any consideration to the participant. With respect to awards subject to foreign laws, adjustments will be made in compliance with applicable requirements. Except to the extent determined by the plan administrator, adjustments to incentive stock options will be made only to the extent not constituting a “modification” within the meaning of Section 424(h)(3) of the Code.

Change in Control

The 2020 Plan provides that, unless otherwise determined by the plan administrator and evidenced in an award agreement, if a “change in control” (as defined below) occurs and a participant is employed by us or any of our affiliates immediately prior to the consummation of the change in control, then the plan administrator, in its sole and absolute discretion, may (i) provide that any unvested or unexercisable portion of an award carrying a right to exercise will become fully vested and exercisable; and (ii) cause the restrictions, deferral limitations, payment conditions and forfeiture conditions applicable to any award granted under the 2020 Plan to lapse, and the awards will be deemed fully vested and any performance conditions imposed with respect to such awards will be deemed to be fully achieved at target performance levels. The plan administrator shall have discretion in connection with such change in control to provide that all outstanding and unexercised options and SARs shall expire upon the consummation of such change in control.

For purposes of the 2020 Plan, a “change in control” means, in summary, the first to occur of the following events: (i) a person or entity becomes the beneficial owner of more than 50% of our voting power; (ii) an unapproved change in the majority membership of our Board of Directors; (iii) a merger or consolidation of us or any of our subsidiaries, other than (A) a merger or consolidation that results in our voting securities continuing to represent 50% or more of the combined voting power of the surviving entity or its parent and our Board of Directors immediately prior to the merger or consolidation continuing to represent at least a majority of the Board of Directors of the surviving entity or its parent or (B) a merger or consolidation effected to implement a recapitalization in which no person is or becomes the beneficial owner of our voting securities representing more than 50% of our combined voting power; or (iv) stockholder approval of a plan of our complete liquidation or dissolution or the consummation of an agreement for the sale or disposition of substantially all of our assets, other than (A) a sale or disposition to an entity, more than 50% of the combined voting power of which is owned by our stockholders in substantially the same proportions as their ownership of us immediately prior to such sale or (B) a sale or disposition to an entity controlled by our Board of Directors. However, a change in control will not be deemed to have occurred as a result of any transaction or series of integrated transactions following which our stockholders, immediately prior thereto, hold immediately afterward the same proportionate equity interests in the entity that owns all or substantially all of our assets.

Tax Withholding

Each participant will be required to make arrangements satisfactory to the plan administrator regarding payment of up to the maximum statutory tax rates in the participant’s applicable jurisdiction with respect to any award granted under the 2020 Plan, as determined by us. We have the right, to the extent permitted by applicable law, to deduct any such taxes from any payment of any kind otherwise due to the participant. With the approval of the plan administrator, the participant may satisfy the foregoing requirement by either electing to have us withhold from delivery of shares of common stock, cash or other property, as applicable, or by delivering already owned unrestricted shares of common stock, in each case, having a value not exceeding the applicable taxes to be withheld and applied to the tax obligations. We may also use any other method of obtaining the necessary payment or proceeds, as permitted by applicable law, to satisfy our withholding obligation with respect to any award.

Amendment and Termination of the 2020 Plan

The 2020 Plan provides our Board of Directors with authority to amend, alter or terminate the 2020 Plan, but no such action impair the rights of any participant with respect to outstanding awards without the participant’s consent. The plan administrator may amend an award, prospectively or retroactively, but no such amendment may materially impair the rights of any participant without the participant’s consent. Stockholder approval of any such action will be obtained if required to comply with applicable law. The 2020 Plan will terminate on the tenth anniversary of the Effective Date (although awards granted before that time will remain outstanding in accordance with their terms).

Clawback

If we are required to prepare a financial restatement due to the material non-compliance with any financial reporting requirement, then the plan administrator may require any Section 16 officer to repay or forfeit to us that part of the cash or equity incentive compensation received by that Section 16 officer during the preceding three years that the plan administrator determines was in excess of the amount that such Section 16 officer would have received had such cash or equity incentive compensation been calculated based on the financial results reported in the restated financial statement. The plan administrator may take into account any factors it deems reasonable in determining whether to seek recoupment of previously paid cash or equity incentive compensation and how much of such compensation to recoup from each Section 16 officer (which need not be the same amount or proportion for each Section 16 officer). The amount and form of the incentive compensation to be recouped shall be determined by the administrator in its sole and absolute discretion.

New Plan Benefits

Future grants under the 2020 Plan will be made at the discretion of the plan administrator and, accordingly, are not yet determinable. In addition, benefits under the 2020 Plan will depend on a number of factors, including the fair market value of our common stock on future dates and the exercise decisions made by participants. Consequently, at this time, it is not possible to determine the future benefits that might be received by participants receiving discretionary grants under the 2020 Plan.

Equity Compensation Plan Information

The following table provides certain information with respect to our company’s equity compensation plans in effect as of December 31, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column
Equity compensation plans approved by security holders	44,920,000	$1.78	30,080,000
Equity compensation plans not approved by security holders	—	—	—
Total	44,920,000	$1.78	30,080,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of March 1, 2022, as to each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding voting securities and as to the security and percentage ownership of each of our executive officers and directors and of all of our officers and directors as a group.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. Shares of common stock that are currently exercisable or convertible within 60 days of March 1, 2022 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise indicated, the address of each stockholder is c/o Charge Enterprises, Inc. at 125 Park Avenue, 25th Floor, New York, NY 10017.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Class Outstanding (1)
Security Ownership of Certain Beneficial Owners:
Kenneth Orr (2)	18,175,848	9.57%
Gabriel 613 Trust (3)	35,593,906	18.79%
KORR Value, LP (4)	12,227,168	6.44%
Mt. Whitney Securities LLC (5)	13,393,032	6.63%
Arena Structured Private Investments LLC (6)	16,458,782	8.03%
Andrew Fox (7)	35,832,600	18.42%
P&G Gershon LLC (8)	11,899,307	6.28%
Security Ownership of Management and Directors:
Andrew Fox (7)	35,832,600	18.42%
Craig Denson (9)	5,250,000	2.70%
Mark LaNeve (10)	505,000	*
Leah Schweller (11)	—	*
Philip Scala (12)	1,161,887	*
Justin Deutsch (13)	1,624,768	*
James Murphy (14)	100,000	*
Baron Davis (15)	669,705	*
Benjamin Carson Jr. (16)	196,634	*
Amy Hanson (17)	125,000	*
Chantel Lenard (18)	100,000	*
Gary Jacobs (19)	102,000	*
Executive officers and directors as a group — 13 persons	45,817,594	23.61%
*	less than 1%

(1)

The number and percentage of shares beneficially owned are determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares over which the individual or entity has voting power or investment power and any shares of common stock that the individual has the right to acquire within 60 days of March 1, 2022, through the exercise of any stock option or other right.

(2)

Includes (i) 2,123,711 shares of common stock held by Cori Orr, his wife, (ii) 2,683,082 shares of common stock held by KORR Acquisition Group, Inc. (iii) 11,734,320 shares of common stock held by KORR Value, LP, (iv) warrants to purchase 492,848 shares of common stock held by KORR Value, LP (v) 1,061,887 shares of common stock held Cori Orr, as custodian for Benjamin Orr under the NY UTMA, and (vi) 80,000 shares of common stock purchased by Mr. Orr from an unaffiliated third party which has not been transferred into his name. Mr. Orr has sole voting and dispositive power over the shares held by KORR Acquisitions Group, Inc. and KORR Value LP.

(3)	Greg Goldberg, as trustee of the trust, has sole voting and dispositive power over the shares held by Gabriel 613 Trust. The address of Gabriel 613 Trust is P.O. Box 627, Rincon, Puerto Rico 00677.
(4)

Includes warrants to purchase 492,848 shares of common stock. Mr. Orr is the principal operating officer of KORR Acquisitions Group, Inc., which is the general partner of KORR Value LP. Mr. Orr has sole voting and dispositive power over the shares held by KORR Acquisitions Group, Inc. and KORR Value LP. The address of KORR Value, LP is 1400 Old Country Road, Westbury, NY 11590.

(5)

Includes (i) 7,231,488 shares of common stock issuable upon conversion of outstanding promissory notes and (ii) warrants to purchase 5,291,408 shares of common stock. Arena Investors, LP is the investment adviser of, and may be deemed to beneficially own securities owned by this entity (the “Investment Advisor”). Arena Investors GP, LLC is the general partner of, and may be deemed to beneficially own securities owned by the Investment Advisor. By virtue of his position as the chief executive officer of the general partner of the holder and the Investment Manager, Daniel Zwirn may be deemed to beneficially own securities owned by this selling shareholder. Each of Mr. Zwirn, the Investment Advisor and the managing member share voting and disposal power over the shares held by the entity described above. Each of the persons set forth above other than applicable entity holding such shares disclaims beneficial ownership of the shares beneficially owned by such entity and this disclosure shall not be construed as an admission that any such person or entity is the beneficial owner of any such securities. The address for the entities set forth above is 405 Lexington Avenue, 59th Floor, New York, New York 10174.

-57-

(6)

Includes 15,555,556 shares of common stock issuable upon conversion of outstanding promissory notes. Arena Investors, LP is the investment adviser of, and may be deemed to beneficially own securities owned by this entity (the “Investment Advisor”). Arena Investors GP, LLC is the general partner of, and may be deemed to beneficially own securities owned by the Investment Advisor. By virtue of his position as the chief executive officer of the general partner of the holder and the Investment Manager, Daniel Zwirn may be deemed to beneficially own securities owned by this selling shareholder. Each of Mr. Zwirn, the Investment Advisor and the managing member share voting and disposal power over the shares held by the entity described above. Each of the persons set forth above other than applicable entity holding such shares disclaims beneficial ownership of the shares beneficially owned by such entity and this disclosure shall not be construed as an admission that any such person or entity is the beneficial owner of any such securities. The address for the entities set forth above is 405 Lexington Avenue, 59th Floor, New York, New York 10174.

(7)

Includes (i) 4,875,000 shares of common stock issuable upon outstanding options, (ii) warrants to purchase 220,000 shares of common stock, (iii) 500,000 shares held by Jordan Fox, Mr. Fox’s son and (iv) 500,000 shares held by Julia Fox, Mr. Fox’s daughter.

(8)	Dan Waldman has sole voting and dispositive power over the shares held by this entity. The address for this entity is 100 Riverside Drive, New York, NY 10024.
(9)	Includes 5,250,000 shares of common stock issuable upon exercise of options that are issued in the name of Mr. Denson’s wife.
(10)	Includes 250,000 shares of common stock issuable upon exercise of options
(11)	Excludes 1,500,000 shares of common stock issuable upon exercise of options that are currently unvested
(12)	Includes 100,000 shares of common stock issuable upon exercise of options
(13)	Includes 700,000 shares of common stock issuable upon exercise of options
(14)	Includes 100,000 shares of common stock issuable upon exercise of options
(15)	Includes 500,000 shares of common stock issuable upon exercise of options
(16)

Includes 100,000 shares of common stock issuable upon exercise of options. Shares are held indirectly through Phoenix Family Holdings, LLC. Mr. Carson is the President of Phoenix Family Holdings, LLC and has voting and dispositive power over the shares held by this entity. The address for Phoenix Family Holdings LLC is 3804 Elmwood Towne Way, Alexandria, VA 22303.

(17)	Includes 125,000 shares of common stock issuable upon exercise of options
(18)	Includes 100,000 shares of common stock issuable upon exercise of options
(19)	Includes 100,000 shares of common stock issuable upon exercise of options and 2,000 shares held through Gary and Robin Jacobs Family Trust

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than as disclosed below, during the last two fiscal years, there have been no transactions, or proposed transactions, in which our company was or is to be a participant where the amount involved exceeds the lesser of $120,000 or one percent of the average of our company’s total assets at year-end and in which any director, executive officer or beneficial holder of more than 5% of the outstanding common, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

During the year ended December 31, 2021, the Company granted Mr. Deutsch options to acquire 1,500,000 shares of common stock, at an exercise price of $2.00, for services rendered related to financial consulting.

During the year ended December 31, 2021, the Company paid $320,000 to Korr Acquisition Group, Inc. related to successful acquisition efforts. Mr. Orr has sole voting and dispositive power over the shares held by KORR Acquisitions Group, Inc.

During the year ended December 31, 2020, the Company’s CEO Andrew Fox advanced $40,000 in cash to the Company. The balance in related party payable at December 31, 2020 was $40,000.

Between May 8, 2020 and September 30, 2020, the Company entered into securities purchase agreements with other accredited investors (the “Subordinated Creditors”) pursuant to which the Company issued convertible notes in an aggregate principal amount of $546,444 for an aggregate purchase price of $495,000 (collectively, the “Subordinated Creditor Notes”). In connection with the issuance of the Subordinated Creditor Notes, we issued to the Subordinated Creditors warrants to purchase an aggregate of 2,359,555 shares of Common Stock (collectively, the “Subordinated Creditor Warrants”). The Subordinated Creditor Notes and Subordinated Creditor Warrants are on substantially the same terms as the Notes and Warrants issued to the May 2020 Investors except that the Subordinated Creditor Notes are subordinated to the Notes. On September 2, 2020, Andrew Fox, our CEO, purchased a Subordinated Creditor Note with an aggregate principal amount of $110,000 and a Subordinated Creditor Warrant to purchase 220,000 shares of common stock for an aggregate purchase price of $100,000.

Other Related Party Transfers

The following paragraphs describe certain dispositions of securities previously held by KORR Acquisitions Group, Inc. (“KORR”), a former significant shareholder of the Company, during the second half of the fiscal year ended December 31, 2021. KORR is a corporation in which Kenneth Orr, the former chairman of the Company, is a shareholder as well as the chief executive and chief investment officer.  The descriptions are based solely upon information provided to the Company by KORR.

On September 23, 2021, KORR sold an aggregate of 10,000,000 shares of the Company’s common stock to two unaffiliated third parties, in which neither KORR nor Kenneth Orr are in any way related or have any beneficial interest in, for an agreed upon purchase price of $20,000,000.

Mr. Orr has a longstanding personal relationship with the principals of each of the third party purchasers who acquired the shares from KORR referenced in the above paragraph. Specifically, the principal of one of the third party purchasers is also the CEO and director of Optimus Healthcare Services, Inc., a company in which Mr. Orr is the largest shareholder and in which Mr. Orr beneficially owns approximately 44% of the common stock based on publicly available information on the Securities and Exchange Commission’s website. Further, the principal of the other third party purchaser is a shareholder of an entity that owns approximately 25% of KORR, based on information provided by KORR. Further, based upon information provided by KORR and Mr. Orr to the Company, neither KORR nor Mr. Orr have any interest in, or control of, either of the third party entities (or in any of their assets) to which the shares were sold.

On September 23, 2021, KORR sold an aggregate of 20,216,458 shares of the Company’s common stock for estate planning purposes to a trust for the benefit of the children of Kenneth Orr for an agreed upon purchase price of $40,432,916.

On September 23, 2021, KORR sold 500,000 shares of the Company’s series A preferred stock to Andrew Fox, the Company’s chief executive officer, for an agreed upon purchase price of $1,000,000.

On October 5, 2021, KORR transferred as a gift with nominal consideration an aggregate of 250,000 shares of the Company’s common stock to Mark LaNeve, the Company’s president, for his work with charitable organizations.

On October 5, 2021, KORR transferred as a gift with nominal consideration an aggregate of 150,000 shares of the Company’s common stock to Nicole Antakli, the Company’s chief business officer, for her work with charitable organizations.

Between September 3, 2021 and November 5, 2021, KORR gifted an aggregate of 150,000 shares of the Company’s common stock to various religious organizations.

On October 22, 2021, KORR gifted 500,000 shares of the Company’s series A preferred stock for estate planning purposes to a trust for the benefit of the children of Kenneth Orr.

The series A preferred stock was entitled to convert, on one occasion, at the sole option of the holders into an aggregate of 12.5% of the Company’s fully-diluted shares of common stock on the date of conversion. On October 28, 2021, all outstanding shares of series A preferred stock were converted into an aggregate of 30,754,896 shares of common stock, of which 15,377,448 shares of the Company’s common stock were issued to Andrew Fox, the Company’s chief executive officer, and the remainder of which were issued to a trust for the benefit of the children of Kenneth Orr.

Related Party Transactions Policy

Our Board of Directors has adopted a written policy with respect to related party transactions that governs the review, approval or ratification of certain related party transactions. The Audit Committee oversees this policy. The policy generally provides that we may enter into a related party transaction only if the Audit Committee determines in good faith that, under all the circumstances, the transaction is in the best interests of our company and its stockholders and the Audit Committee approves or ratifies such transaction in accordance with the guidelines set forth in the policy.

In determining whether to approve or ratify a related party transaction, the Audit Committee shall take into account, among other factors it deems appropriate, (i) whether the transaction was undertaken in the ordinary course of business, (ii) whether the related party transaction was initiated by us or by the related party, (iii) whether the transaction with the related party is proposed to be, or was, entered into on terms no less favorable to us than terms that could have been reached with an unrelated third party, (iv) the purpose of, and the potential benefits to us of, the related party transaction, (v) the approximate dollar value of the amount involved, and (vi) the related party’s interest in the related party transaction. If a related party transaction will be ongoing, the Audit Committee may establish guidelines, reviewed annually, for management to follow in its ongoing dealings with the related party. Certain related party transactions are deemed pre-approved, including compensation approved by the Compensation Committee and transactions with another company at which a related party has a de minimis relationship.

For purposes of this policy, a “related party transaction” is any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which (i) our company, including any of our subsidiaries, is or will be a participant, (ii) the aggregate amount involved will or may be expected to exceed $120,000 in any fiscal year, and (iii) any related party has or will have a direct or indirect material interest. Our policy also includes any material amendment or modification to an existing related party transaction.

A “related party” is (i) any person who is, or at any time since the beginning of our last fiscal year was, a director or executive officer of the Corporation or a nominee to become a director, (ii) any person who is known to be the beneficial owner of more than five percent of any class of our voting securities, or (iii) any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law and any person (other than a tenant or employee) sharing the household of any of the foregoing persons.

Director Independence

Our securities are currently not listed on a national securities exchange or on any inter-dealer quotation system, which has a requirement that a majority of directors be independent. We evaluate independence by the standards for director independence set forth in the rules and regulations of the SEC and the rules of the Nasdaq Stock Market LLC (“Nasdaq”). Under such rules, our board of directors has determined that other than Mr. Fox, Mr. Denson, Mr. Scala and Mr. Deutsch, the other members of our board of directors, which include Mr. Murphy, Mr. Davis, Ms. Hanson, Ms. Lenard, Mr. Jacobs and Mr. Carson Jr., are independent directors in accordance with Nasdaq rules. In making such independence determination, our board of directors considered the relationships that each non-employee director has with us and all other facts and circumstances that our board of directors deemed relevant in determining their independence.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2021 and December 31, 2020 by Seligson & Giannattasio, LLP, our independent registered public accounting firm for such periods.

	Fiscal Year Ended December 31,
	2021	2020
Audit Fees(1)	$265,000	$299,000
Audit-Related Fees(2)	$37,700	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$302,700	$299,000

___________

(1)	Audit fees consist of fees billed for services rendered for the audit of our annual financial statements, including review of the interim financial statements.

(2)

Audit-related fees consist of fees for assurance and related services that are traditionally performed by our independent registered public accounting firm and include fees reasonably related to the performance of the audit or review of our financial statements and not reported under the caption “Audit Fees” and includes review of our registration statements for our public offerings of securities, and related services that are not normally provided in connection with statutory and regulatory filings or engagements.

Pre-Approval Policy

Our audit committee was formed in 2022. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are included as part of this Annual Report on Form 10-K:

1.	Financial Statements — See Index to Consolidated Financial Statements in Item 8.

2.	Financial Statement Schedules — Not Applicable.

3.	Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
2.1*	Share Exchange Agreement, dated May 8, 2020, by and among the Company, Transworld Enterprises, Inc. and the shareholders of Transworld	S-1	333-253073	2.1	2/12/2021
2.2*	Stock Acquisition Agreement, dated September 25, 2020 by and among the Company, Transworld Enterprises, Inc., a Delaware corporation and wholly owned subsidiary of Company, GetCharged, Inc., a Delaware corporation, each of the parties set forth on Exhibit A thereto and Andrew Fox, in his capacity as the Transferors’ Representative	S-1	333-253073	2.2	2/12/2021
2.3*	First Amendment to the Stock Acquisition Agreement, effective October 9, 2020, by and among the Company, Transworld Enterprises, Inc., a Delaware corporation and wholly owned subsidiary of Company, GetCharged, Inc., a Delaware corporation, each of the parties set forth on Exhibit A and Andrew Fox, in his capacity as the Transferors’ Representative	S-1	333-253073	2.3	2/12/2021
2.4*	Stock Purchase Agreement, dated October 2, 2020, by and between the Company, ICS Group Holdings Inc., a Delaware corporation (the “Shareholder”), solely for the purpose of Article 8 and Article 10, HC2 Holdings Inc., a Delaware corporation, and PTGI International Carrier Services Inc., a Delaware corporation.	S-1	333-253073	2.4	2/12/2021
2.5*	Stock Acquisition Agreement, dated May 7, 2021 by and among the Charge Infrastructure, Inc., Patrick Maney, Shaun Mahoney and Nextridge, Inc.	S-1/A	333-253073	2.6	6/11/2021
2.6*	Unit Purchase Agreement by and between Charge Infrastructure, Inc., Stephanie Wojtowicz, Michael S. Wojtowicz, Robert J. Wojtowicz and B W Electrical Services LLC, dated December 22, 2021	8-K	333-253073	10.1	12/29/2021
2.7*	Agreement and Plan of Merger by and between Charge Infrastructure, Inc., Mergeco, Inc., EV Group Holdings, LLC, Brendan Durkin, James S. Lynch and Patrick Nicholson dated January 14, 2022	8-K	333-253073	10.1	1/20/2022
3.1	Certificate of Incorporation of GoIP Global, Inc., dated October 1, 2020	S-1	333-253073	3.1	2/12/2021
3.2	Certificate of Designations of the Series A Preferred Stock, dated October 6, 2020	S-1	333-253073	3.2	2/12/2021
3.3	Certificate of Amendment to the Certificate of Incorporation, dated December 11, 2020	S-1	333-253073	3.3	2/12/2021
3.4	Certificate of Amendment to the Certificate of Incorporation, dated January 26, 2021	S-1	333-253073	3.4	2/12/2021
3.5	Amendment to Certificate of Designations of the Series A Preferred Stock, dated March 29, 2021	S-1/A	333-253073	3.5	6/11/2021
3.6	Bylaws	S-1	333-253073	3.5	2/12/2021
3.7	Certificate of Designations of the Series B Preferred Stock, dated May 20, 2021	S-1/A	333-253073	3.7	6/11/2021
3.8	Amended and Restated Bylaws	S-1/A	333-253073	3.8	7/20/2021
3.9	Certificate of Designations of the Series C Preferred Stock, dated December 17, 2021	8-K	333-253073	3.1	12/23/2021
3.10	Certificate of Amendment of the Certificate of Incorporation, dated December 29, 2021	8-K	333-253073	3.1	1/4/2022
3.11	Amended and Restated Certificate of Designations of the Series C Preferred Stock, filed on February 25, 2022	8-K	333-253073	3.1	3/3/2022
4.1	Form of Senior Secured Note, dated May 8, 2020	S-1	333-253073	4.1	2/12/2021
4.2	Form of Subordinated Note issued to KORR Value	S-1	333-253073	4.2	2/12/2021
4.3	Form of Warrant, dated May 8, 2020	S-1	333-253073	4.3	2/12/2021
4.4	Form of Warrant issued to Subordinated Note Holders	S-1	333-253073	4.4	2/12/2021
4.5	Form of Senior Secured Note issued to the November 2020 Investors	S-1	333-253073	4.5	2/12/2021
4.6	Form of Senior Secured Non-Convertible Note issued to the May 2021 Investors	S-1/A	333-253073	4.6	6/11/2021
4.7	Form of Senior Secured Convertible Note issued to the May 2021 Investors	S-1/A	333-253073	4.7	6/11/2021
4.8	Form of Warrant issued to the May 2021 Investors	S-1/A	333-253073	4.8	6/11/2021
4.9	Form of Original Issue Discount Senior Secured Non-Convertible Promissory Note, dated December 17, 2021	8-K	333-253073	10.2	12/23/2021

4.10	Form of Common Stock Purchase Warrant, dated December 17, 2021	8-K	333-253073	4.1	12/23/2021
10.1	Securities Purchase Agreement, dated May 8, 2020, by and between the Company and the investors signatory thereto	S-1	333-253073	10.1	2/12/2021
10.2	Registration Rights Agreement, dated May 8, 2020, by and between the Company and the investors signatory thereto	S-1	333-253073	10.2	2/12/2021
10.3	Security Agreement, dated May 8, 2020, by and between the Company and the investors signatory thereto	S-1	333-253073	10.3	2/12/2021
10.4	Subordination Agreement, dated May 8, 2020 by and between the Company, KORR Value LP and the investors signatory thereto	S-1	333-253073	10.4	2/12/2021
10.5*	Securities Purchase Agreement, dated May 8, 2020, by and between the Company and KORR Value LP	S-1	333-253073	10.5	2/12/2021
10.6*	Form of Securities Purchase Agreement entered into with the Subordinated Note Holders	S-1	333-253073	10.6	2/12/2021
10.7	Subordination Agreement entered into between the May 2020 Investors and Subordinated Note Holders	S-1	333-253073	10.7	2/12/2021
10.8*	Securities Purchase Agreement, dated November 3, 2020, by and between the Company and the investors signatory thereto	S-1	333-253073	10.8	2/12/2021
10.9	Registration Rights Agreement, dated November 3, 2020, by and between the Company and the investors signatory thereto	S-1	333-253073	10.9	2/12/2021
10.10	Amended and Restated Security Agreement, dated November 3, 2020, by and between the Company and the investors signatory thereto	S-1	333-253073	10.10	2/12/2021
10.11	Amended and Restated Subordination Agreement, dated November 3, 2020 by and between the Company, KORR Value LP and the investors signatory thereto	S-1	333-253073	10.11	2/12/2021
10.12	Form of Subsidiary Guaranty Agreement, dated November 3, 2020	S-1	333-253073	10.12	2/12/2021
10.13	First Amendment and Waiver to May 2020 Financing, dated December 8, 2020	S-1	333-253073	10.13	2/12/2021
10.14	Second Amendment and Waiver to May 2020 Financing, dated December 8, 2020	S-1	333-253073	10.14	2/12/2021
10.15	First Amendment and Waiver to November 2020 Financing, dated December 8, 2020	S-1	333-253073	10.15	2/12/2021
10.16*	Securities Purchase Agreement, dated December 3, 2020 related to the December 2020 private placement	S-1	333-253073	10.16	2/12/2021
10.17	2020 Omnibus Incentive Equity Plan	S-1/A	333-253073	10.17	5/14/2021
10.18	Amended and Restated 2020 Omnibus Equity Incentive Plan	S-1/A	333-253073	10.17	5/14/2021
10.19 *	Securities Purchase Agreement, dated May 19, 2021, by and between the Company and the investors signatory thereto	S-1/A	333-253073	10.19	6/11/2021
10.20 *	Registration Rights Agreement, dated May 19, 2021, by and between the Company and the investors signatory thereto	S-1/A	333-253073	10.20	6/11/2021
10.21	Amended and Restated Security Agreement, dated May 19, 2021, by and between the Company and the investors signatory thereto	S-1/A	333-253073	10.21	6/11/2021
10.22	Form of Subsidiary Guaranty Agreement, dated May 19, 2021	S-1/A	333-253073	10.22	6/11/2021
10.23	Description of Oral Agreement for Investment Advisory Services with KORR Acquisition Group, Inc.	S-1/A	333-253073	10.23	7/20/2021
10.24	Amended and Restated Offer Letter with Craig Denson	S-1/A	333-253073	10.24	10/28/2021
10.25	Third Amendment to May 2020 Financing, dated November 24, 2021	S-1/A	333-253073	10.25	11/26/2021
10.26	Second Amendment and Waiver to November 202 Financing, dated November 24, 2021	S-1/A	333-253073	10.26	11/26/2021
10.27	First Amendment and Waiver to May 2021 Financing, dated November 24, 2021	S-1/A	333-253073	10.27	11/26/2021
10.28	Securities Purchase Agreement, dated December 17, 2021, by and between the Company and the investors signatory thereto	8-K	333-253073	10.1	12/23/2021
10.29	Registration Rights Agreement, dated December 17, 2021, by and between the Company and the investors signatory thereto	8-K	333-253073	10.4	12/23/2021
10.30	Security Agreement, dated December 17, 2021, by and between the Company and the investors signatory thereto	8-K	333-253073	10.3	12/23/2021
10.31	Guaranty Agreement, dated December 17, 2021	8-K	333-253073	10.5	12/23/2021
10.32	2020 Omnibus Equity Incentive Plan, amended and restated as of December 23, 2021	8-K	333-253073	10.1	1/4/2022
10.33*	Securities Purchase Agreement, dated February 25, 2022, by and between the Company and the investors signatory thereto	8-K	333-253073	10.1	3/3/2022
10.34*	Registration Rights Agreement, dated February 25, 2022, by and between the Company and the investors signatory thereto	8-K	333-253073	10.2	3/3/2022
10.35	Amendment, Consent and Waiver between the Company and the signatories thereto, dated February 25, 2022	8-K	333-253073	10.3	3/3/2022
10.36	Offer Letter, dated October 25, 2021, between the Company and Andrew Fox					**
10.37	Offer Letter, dated July 8, 2021, between the Company and Leah Schweller					**
10.38	Offer Letter, dated May 9, 2021, between the Company and Mark LaNeve					**
10.39	Amendment No. 1 to the Offer Letter, dated effective October 28, 2021 between the Company and Mark LaNeve					**
21.1	List of Subsidiaries					**

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d- 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	**
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	**
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	***
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	***
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Calculation Linkbase.
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Definition Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.

*

Schedules omitted pursuant to relevant provisions of item 601 of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request, provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act, as amended, for any schedule or exhibit so furnished.

**	Filed herewith.

***	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2022	CHARGE ENTERPRISES, INC.

	By:	/s/ Andrew Fox
	Name:	Andrew Fox
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ Andrew Fox	Chief Executive Officer	March 29, 2022
Andrew Fox	(Principal Executive Officer)

/s/ Leah Schweller	Chief Financial Officer	March 29, 2022
Leah Schweller	(Principal Financial and Accounting Officer)

/s/ Craig Denson	Chief Operating Officer, Chief Compliance Officer, Secretary and Director	March 29, 2022
Craig Denson

/s/ Mark LaNeve	President	March 29, 2022
Mark LaNeve

/s/ Nicole Antakli	Chief Business Officer	March 29, 2022
Nicole Antakli

/s/ Justin Deutsch	Director	March 29, 2022
Justin Deutsch

/s/ James Murphy	Director	March 29, 2022
James Murphy

/s/ Philip Scala	Director	March 29, 2022
Philip Scala

/s/ Baron Davis	Director	March 29, 2022
Baron Davis

/s/ Benjamin Carson, Jr.	Director	March 29, 2022
Benjamin Carson, Jr.

/s/ Gary Jacobs	Director	March 29, 2022
Gary Jacobs

/s/ Amy Hanson	Director	March 29, 2022
Amy Hanson

/s/ Chantel Lenard	Director	March 29, 2022
Chantel Lenard

CHARGE ENTERPRISES, INC.

FOR THE YEARS ENDED DECEMBER 31, 2021 AND DECEMBER 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Charge Enterprises, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Charge Enterprises, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

We identified the valuation of the preferred stock and the convertible notes and related conversion features and warrants issued as a critical audit matter.

The primary procedures performed to address this critical audit matter included the following: We evaluated and discussed with management their analysis of the various terms within the related agreements. We read and analyzed the preferred stock and note agreements to ensure management’s assessments were correct, whether the conversion features should be bifurcated, and whether a beneficial conversion feature existed. We tested the calculations related to the carrying value of the instrument and each of the conversion features as well as their classification of debt or equity. We recalculated the amortization of the debt discount recorded as interest expense.

 /s/ Seligson & Giannattasio, LLP

We have served as the Company’s auditor since 2020.

White Plains, New York

March 29, 2022

CHARGE ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$18,238,264	$11,629,303
Accounts receivable net of allowances of 2021 $268,007, 2020 $13,411	73,334,183	64,129,327
Inventory	111,070	-
Deposits, prepaids and other current assets, net	1,721,222	597,388
Investment in marketable securities	9,618,743	3,249,710
Investment in non-marketable securities	100,000	149,262
Cost in excess of billings	4,812,483	-
Total current assets	107,935,965	79,754,990

Property, plant and equipment, net	2,011,668	1,774,176
Finance lease asset	469,645	-
Right-of-use asset	1,558,052	-
Non-current assets	-	259,157
Goodwill	26,054,522	17,175,990
Deferred tax asset	5,579,660	443,006
Total assets	$143,609,512	$99,407,319

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$71,428,301	$69,914,181
Accrued liabilities	5,739,475	785,172
Deferred revenue	7,017,392	3,455,886
Convertible notes payable, net of discount	2,700,337	1,436,144
Convertible notes payable, related party, net of discount	-	275,984
Line of credit	1,898,143	-
Related party payable	-	189,312
Derivative liabilities	-	749,600
Finance lease liability	159,215	-
Lease liability	125,191	-
Total current liabilities	89,068,054	76,806,279

Non-current liabilities
Finance lease liability, non-current	218,825	-
Lease liability, non-current	1,442,743	-
Notes payable, net of discount	26,087,523	-
Convertible notes payable, net of discount	4,475,260	1,947,945
Total liabilities	121,292,405	78,754,224

Mezzanine Equity
Series B Preferred Stock	6,850,000	-

Commitments and contingencies (Note 17)

Stockholders Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized;
Series A: 0 and 1,000,000 shares issued and outstanding at December 31, 2021 and 2020	-	1,000
Series C: 2,370,370 and 0 shares issued and outstanding at December 31, 2021 and 2020	237	-
Common stock, $0.0001 par value; 750,000,000 shares authorized 184,266,934 and 140,018,383 issued and outstanding at December 31, 2021 and December 31, 2020	18,426	140,018
Common stock to be issued, 6,587,897 and 13,425,750 shares at December 31, 2021 and 2020	658	13,426
Additional paid in capital	126,869,604	72,583,222
Accumulated other comprehensive income (loss)	(32,289)	60,375
Accumulated deficit	(111,389,529)	(52,144,946)
Total stockholders’ equity	15,467,107	20,653,095
Total liabilities and stockholders’ equity	$143,609,512	$99,407,319

The accompanying notes are an integral part of these consolidated financial statements

 .

CHARGE ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2021	2020

Revenues	$477,018,163	$84,726,026
Cost of Goods Sold	465,503,568	83,554,341
Gross Margin	11,514,595	1,171,685

Operating expenses
Stock based compensation	30,622,884	2,326,298
General and administrative	7,994,946	2,020,493
Salaries and related benefits	8,806,344	687,415
Professional fees	1,845,886	804,836
Depreciation expense	529,000	82,662
Total operating expenses	49,799,060	5,921,704

Net operating loss	(38,284,465)	(4,750,019)

Other income (expenses):
Loss on impairment	(18,116,263)	(13,757,907)
Net income from investments	3,330,057	49,710
Amortization of debt discount	(3,055,978)	(2,667,733)
Other income (expense), net	1,063,772	(415,202)
Interest expense	(1,457,900)	(391,781)
Foreign exchange adjustments	(334,496)	425,309
Amortization of debt discount, related party	(95,127)	(28,032)
Amortization of debt issue costs	(10,438)	(19,562)
Stock issuance costs	-	(13,400,000)
Interest expense, related party	-	(26,703)
Loss on modification of debt	-	(98,825)
Total other expenses	(18,676,373)	(30,330,726)

Income tax benefit (expense)	5,291,867	438,104

Net income (loss)	$(51,668,971)	$(34,642,641)
Deemed dividend	(7,407,407)	0
Net loss available to common stockholders	$(59,076,378)	$(34,642,641)

Basic and loss per share	$(0.38)	$(1.92)

Weighted average number of shares outstanding, basic and loss	156,365,477	18,049,003

The accompanying notes are an integral part of these consolidated financial statements.

F-4

CHARGE ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2021	2020
Net loss	$(51,668,971)	$(34,642,641)
Other comprehensive income
Foreign currency translation adjustment	(92,664)	60,375
Other comprehensive income	(92,664)	60,375
Comprehensive income (loss)	$(51,761,635)	$(34,582,266)

The accompanying notes are an integral part of these consolidated financial statements.

CHARGE ENTERPRISES, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
								Accumulated
							Additional	Other
	Preferred Stock		Common Stock		Common Stock to be Issued		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total

Balance, December 31, 2019	2,618,251	$2,618	9,516,329	$9,516	3,224,949	$3,225	$17,150,994	$-	$(17,502,305)	$(335,952)

Shares of common stock from prior year issued	-	-	3,224,949	3,225	(3,224,949)	(3,225)	-	-	-	-

Sale of Series E Preferred Stock	125,000	125	-	-	-	-	12,375	-	-	12,500

Series D Preferred stock issued in merger with Transworld Enterprises, Inc.	1,000,000	1,000	-	-	-	-	1,528,161	-	-	1,529,161

Series F Preferred stock issued in merger with Transworld Enterprises, Inc.	1,000,000	1,000	-	-	-	-	1,527,950	-	-	1,528,950

Series G Preferred stock issued in connection with Convertible Notes	8	-	-	-	-	-	2,361,098	-	-	2,361,098

Series B Preferred stock cancelled	(200,000)	(200)	-	-	-	-	200	-	-	-

Series C Preferred stock cancelled	(2,000,000)	(2,000)	-	-	-	-	2,000	-	-	-

Loss on modification of debt	-	-	-	-	-	-	98,825	-	-	98,825

Sale of common stock	-	-	-	-	8,700,000	8,700	2,166,300	-	-	2,175,000

Common stock issued for Get Charged, Inc. acquisition	-	-	55,276,274	55,276	-	-	25,852,738	-	-	25,908,014

CHARGE ENTERPRISES, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2021 AND 2020

Common stock to be issued for Get Charged, Inc. acquisition	-	-	-	-	4,725,750	4,726	2,287,263	-	-	2,291,989

Series D Preferred stock converted into common	(1,000,000)	(1,000)	63,711,968	63,712	-	-	(62,712)	-	-	-

Series E Preferred stock converted into common	(543,251)	(543)	1,086,502	1,087	-	-	(544)	-	-	-

Conversion of Series G Preferred stock to common stock	(8)	-	6,199,135	6,199	-	-	(6,199)	-	-	-

Common stock issued to satisfy liability	-	-	100,000	100	-	-	68,900	-	-	69,000

Common stock issued with convertible debt	-	-	903,226	903	-	-	212,504	-	-	213,407

Stock based compensation	-	-	-	-	-	-	2,326,298	-	-	2,326,298

Stock issuance costs	-	-	-	-	-	-	(2,100,000)	-	-	(2,100,000)

Warrants issued to placement agents	-	-	-	-	-	-	15,500,000	-	-	15,500,000

Warrants issued with convertible debt	-	-	-	-	-	-	217,197	-	-	217,197

Beneficial conversion feature	-	-	-	-	-	-	3,439,874	-	-	3,439,874

Net loss	-	-	-	-	-	-	-	60,375	(34,642,641)	(34,582,266)

Balance, December 31, 2020	1,000,000	$1,000	140,018,383	$140,018	13,425,750	$13,426	$72,583,222	$60,375	$(52,144,946)	$20,653,095

Shares of common stock from prior year issued	-	-	11,483,089	11,483	(11,483,089)	(11,483)	-	-	-	-

Common stock issued for services	-	-	156,530	156	-	-	353,747	-	-	353,903

Conversion of debt and accrued interest	-	-	644,499	644	4,645,236	4,646	1,296,970	-	-	1,302,260

Stock-based compensation expense	-	-	-	-	-	-	31,233,271	-	-	31,233,271

CHARGE ENTERPRISES, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2021 AND 2020

Warrants issued in connection with debt	-	-	-	-	-	-	2,654,300	-	-	2,654,300

Derivative liability reclassed to equity	-	-	-	-	-	-	750,000	-	-	750,000

Cancellation of stock options	-	-	-	-	-	-	(939,630)	-	-	(939,630)

Restricted stock units	-	-	-	-	-	-	329,244	-	-	329,244

Buyback of treasury stock	-	-	(76,178)	(76)	-	-	(144,795)	-	-	(144,871)

Common stock issued for acquisition	-	-	1,285,715	1,286	-	-	4,537,288	-	-	4,538,574

Series A Preferred Stock converted to common stock	(1,000,000)	(1,000)	30,754,896	30,755	-	-	(29,755)	-	-	-

Issuance of Series C Preferred Stock	2,370,370	237	-	-	-	-	7,407,170	-	-	7,407,407

Fair value of beneficial conversion feature	-	-	-	-	-	-	3,550,747	-	-	3,550,747

Warrants issued in connection with Series C Preferred Stock	-	-	-	-	-	-	3,116,054	-	-	3,116,054

Deemed dividend in connection with Series C Preferred Stock	-	-	-	-	-	-	-	-	(7,407,407)	(7,407,407)

Dividend paid on Series B Preferred Stock	-	-	-	-	-	-	-	-	(168,205)	(168,205)

Adjustment to par value	-	-	-	(165,840)	-	(5,931)	171,771	-	-	-

Net loss	-	-	-	-	-	-	-	(92,664)	(51,668,971)	(51,761,635)

Balance, December 31, 2021	2,370,370	$237	184,266,934	$18,426	6,587,897	$658	$126,869,604	$(32,289)	$(111,389,529)	$15,467,107

The accompanying notes are an integral part of these consolidated financial statements.

CHARGE ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(51,668,971)	$(34,642,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	529,000	82,662
Stock-based compensation	30,622,884	2,326,298
Stock issued for services	353,903	-
Change in fair value of derivative liabilities	400	530,716
Amortization of debt discount	3,055,978	2,667,733
Amortization of debt discount, related party	95,127	28,032
Amortization of debt issue costs	10,438	19,562
Stock issuance costs	-	13,400,000
Loss on foreign currency exchange	362,723	-
Loss on impairment	18,116,263	13,757,907
Loss on modification of debt	-	98,825
Provision for doubtful accounts receivable	(62,327)	-
Net income from investments	(3,330,057)	(49,710)
Other income (expense), net	(1,064,172)	-
Gain on settlement of liabilities	-	(115,514)
Income tax benefit (expense)	(5,291,867)	(443,007)
Changes in working capital requirements:
Accounts receivable	4,344,796	(25,328,275)
Accrued revenue	(2,222,435)	-
Deposits, prepaids and other current assets	1,477,651	(458,857)
Other assets	183,698	-
Accounts payable	(4,198,103)	(25,994,864)
Accrued expenses	1,123,037	47,582,759
Deferred revenue	4,746,268	-
Other comprehensive income	(92,663)	46,390
Net cash used in operating activities	(2,908,429)	(6,491,984)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(1,355,297)	(202,613)
Sale of other assets	910,395	-
Purchase of marketable securities	(67,439,874)	(3,200,000)
Sale of marketable securities	66,680,875	-
Purchase of non-marketable securities	(100,000)	-
Investment in ANS	(12,948,324)	-
Investment in BW Electric	(13,500,000)	-
Investment in PTGI	-	(892,000)
Acquisition of MPS	-	(149,262)
Cash acquired in acquisition	2,785,415	13,189,612
Net cash (used in) provided by investing activities	(24,966,810)	8,745,737

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash receipts from issuance of notes payable	23,333,200	-
Cash receipts from issuance of convertible notes payable	5,000,000	6,595,000
Cash receipts from issuance of convertible notes payable, related party	-	595,000
Proceeds from sale of Series Common Stock	-	2,175,000
Proceeds from sale of Series E Preferred Stock	-	12,500
Proceeds from sale of Series C Preferred Stock	6,666,800	-
Draws from revolving line of credit, net	112,940	-
Payment on financing lease	(132,754)	-
Related party payments	-	(1,981)
Cash paid for contingent liability	(61,232)	-
Net cash provided by financing activities	34,918,954	9,375,519

Foreign currency adjustment	(434,754)	-

NET INCREASE IN CASH	6,608,961	11,629,272
CASH, BEGINNING OF PERIOD	11,629,303	31
CASH, END OF PERIOD	$18,238,264	$11,629,303

Supplemental disclosure of cash flow information
Cash paid for interest expense	$964,966	$96,000
Cash paid for income taxes	$-	$-

Non-cash operating and financing activities:
Goodwill acquired in a business combination through the issuance of stock	$13,418,172	$17,175,990
Common stock issued for liquidating damages	-	62,710
Issuance of Series B Preferred Stock for acquisition	$6,850,000	$-
Debt discount associated with promissory notes	$7,717,082	$4,325,576
Placement agent warrants	-	15,500,000
Series G Preferred Stock issued in connection with convertible notes financing	$-	$2,361,099

The accompanying notes are an integral part of these consolidated financial statements.

CHARGE ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Nature of operations

Charge Enterprises, Inc. (“Charge Enterprises” or the “Company”, formerly known as “Transworld Holdings, Inc.” “GoIP Global, Inc.”) was incorporated on May 8, 2003 as E Education Network, Inc. (“EEN”) under the laws of the State of Nevada. On August 10, 2005, the Company’s name was changed to GoIP Global, Inc. On December 28, 2017, the Company was redomiciled in Colorado.

On April 30, 2020, the Company entered into a Share Exchange Agreement with TransWorld Enterprises Inc. (“TW”), a Delaware Corporation. As part of the exchange the Company agreed to issue 1,000,000 shares of Series D Preferred Stock and 1,000,000 shares of Series F Preferred Stock in exchange for all the equity interest of TW. As a holding company, TW focused on acquiring controlling interests in profitable basic businesses, primarily transportation companies, manufacturing, and consumer products businesses.

On July 13, 2020, the Board of Directors of the Company approved, subject to shareholder approval, (i) a Plan of Conversion, pursuant to which the Company converted from a corporation incorporated under the laws of the State of Colorado to a corporation incorporated under the laws of the State of Delaware (the “Reincorporation”), and such approval included the adoption of the Certificate of Incorporation (the “Delaware Certificate”) and the Bylaws (the “Delaware Bylaws”) for the Company under the laws of the State of Delaware, and a change in the name of the Company from GoIP Global, Inc. to Transworld Holdings, Inc., each that became effective concurrently with the effectiveness of the Reincorporation and (ii) a reverse stock split of outstanding common stock in a ratio of one-for-five hundred (1:500), (the “Reverse Split”), that became effective immediately prior to the effectiveness of the Reincorporation. On August 7, 2020, shareholder approval for these actions was obtained. The Reincorporation was effective October 1, 2020 and the reverse split was effective on October 6, 2020. Share amounts are reflected given effect to the reverse stock split on a retroactive basis.

On January 26, 2021, following its acquisitions of PTGI and GetCharged, we changed our name from Transworld Holdings, Inc. to Charge Enterprises, Inc.

Charge Enterprises, Inc. (the “Company” or “Charge”) consists of a portfolio of global businesses with a vision to build the electrification and telecommunications infrastructure that will address and service requirements for EVC (“Electrical Vehicle Charging”) and WNI ("Wireless Network Infrastructure") which includes 5G, tower, distributed antennae systems (“DAS”), small cell, and electrical infrastructure.  We operate in two segments: Telecommunications which provides connection of voice calls and data to global carriers and Infrastructure which builds physical wireless network elements, provides electrical construction services and designs and installs EV charging stations and infrastructure.

Note 2 Summary of significant accounting policies

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The consolidated financial statements and related disclosures, presented in U.S. dollars, have been prepared using the accrual basis of accounting in accordance with GAAP and pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. The results and trends in these consolidated financial statements for the years ended December 31, 2021 and 2020 may not be representative of these for any future periods.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to the valuation of equity issued for services, valuation of equity associated with convertible debt, the valuation of derivative liabilities, and the valuation of deferred tax assets. Actual results could differ from these estimates.

Segments

The Company determined its reporting units in accordance with ASC 280, Segment Reporting (“ASC 280”). Management evaluates a reporting unit by first identifying operating segments under ASC 280. The Company then evaluates each operating segment to determine if it includes one or more components that constitute a business. If there are components within an operating segment that meet the definition of a business, the Company evaluates those components to determine if they must be aggregated into one or more reporting units. If applicable, when determining if it is appropriate to aggregate different operating segments, the Company determines if the segments are economically similar and, if so, the operating segments are aggregated.

Management has determined that the Company has two consolidated operating segments. The Company’s reporting segment reflects the manner in which its chief operating decision maker reviews results and allocates resources. The Company’s reporting segment meets the definition of an operating segment and does not include the aggregation of multiple operating segments.

The Company’s reporting segments are Telecommunications and Infrastructure. Our PTGI International Carrier Services, Inc. (“PTGI”) subsidiary is included in Telecommunications while Get Charged, Nextridge Inc. and its wholly owned subsidiary, Advanced Network Solutions (collectively referred to as “ANS”) and BW Electrical Services, LLC (“BW”) are included in Infrastructure.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Update (“ASU”) 2014-09, “Revenue from contracts with customers”. Revenue is recognized when a customer obtains control of promised goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company’s main revenue stream is from services. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon delivery.

Telecommunications

Our telecommunications segment operates an extensive network of direct routes and offers premium voice communication services for carrying a mix of business, residential and carrier long-distance traffic, data and transit traffic. Telecommunications has both a customer and vendor relationship with most parties. Telecommunications sells the customer routing services through the Telecommunications supplier routes on incoming calls and then Telecommunications purchases routing services from other vendor’s supplier routes in order to complete the call. Revenue is earned based on the number of minutes during a call multiplied by the price per minute and is recorded upon completion of a call. Incomplete calls are not revenues earned by Telecommunications and may occur as a result of technical issues or because the customer’s credit limit was exceeded and thus the customer routing of traffic was prevented. Revenue for a period is calculated from information received through Telecommunication’s billing software, such as minutes and market rates. Telecommunications evaluates gross versus net revenue recognition for each of its contractual arrangements by assessing indicators of control and significant influence to determine whether Telecommunications acts as a principal (i.e. gross recognition) or an agent (i.e. net recognition). Telecommunications has determined that it acts as a principal for all of its performance obligations in connection with all revenue earned as Telecommunications may accept or reject calls, determines the routing decision and routing vendor and has the risk of financial loss on revenues from customers and amounts owed to the vendors. Net revenue represents gross revenue, net of allowance for doubtful accounts receivable, service credits and service adjustments. Cost of revenue includes network costs that consist of access, transport and termination costs. The majority of Telecommunications’ cost of revenue is variable, primarily based upon minutes of use, with transmission and termination costs being the most significant expense.

Infrastructure

Due to the nature of the Company’s performance obligations, the estimation of total revenue and cost at completion is complex, subject to many variables and requires significant judgment. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the cost and availability of materials, the performance of subcontracts, and the availability and timing of funding from the customer, among other variables. As a significant change in one or more of these estimates could affect the profitability of contracts, the Company reviews and updates contract-related estimates regularly through a review process in which management reviews the progress and execution of performance obligations and the estimated cost at completion. As part of this process, management reviews information including, but not limited to, any outstanding key contract matter, progress towards completion and the related program schedule and the related changes in estimates of revenues and costs. The Company recognizes adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance is recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, the Company recognizes a provision for the entire loss in the period it is identified.

The nature of the Company’s contracts gives rise to several types of variable consideration, including claims and unpriced change orders. The Company recognizes revenue for variable consideration when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The Company estimates the amount of revenue to be recognized on variable consideration, using the expected value or the most likely amount method, whichever is expected to better predict the amount. The Company’s estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on assessments of legal enforceability, performance, and all information that is reasonably available to the Company.

Stock Based Compensation

The Company records stock-based compensation in accordance with the provisions of ASC Topic 718, “Accounting for Stock Compensation,” (“ASC 718”) which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. In accordance with guidance provided under ASC 718, the Company recognizes an expense for the fair value of its stock awards at the time of grant and the fair value of its outstanding stock options as they vest, whether held by employees or others. During the year ended December 31, 2021, and 2020 the Company recorded $ 30,622,884 and $2,326,298 in stock-based compensation expense respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Inventory

Inventory consists of materials and supplies on hand that have not been charged to and utilized on specific contracts. The inventory is stated at average cost.

Fair Value Measurements and Fair Value of Financial Instruments

Accounting Standard Codification (“ASC”) Topic 820, Fair Value Measurements, clarifies the definition of fair value, prescribes methods for measuring fair value. Fair value is defined as the price that would be received for the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2: Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3: Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

ASC subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

The Company follows ASC subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and ASC 825-10, which permits entities to choose to measure many financial instruments and certain other items at fair value.

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at year end December 31:

	2021			2020
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Assets
Marketable Securities	$9,618,743	-	-	$3,249,710	-	-

Liabilities
Derivative liabilities	-	-	-	-	-	$749,600

We also have investments in equity securities where our voting interest is below the level of significant influence, including investments that we make in non-public companies in the ordinary course of business. Such investments are initially recorded at cost and adjusted to fair value through earnings for observable price changes in orderly transactions for identical or similar transactions of the same company or if they are determined to be impaired.

Property, plant and equipment

Fixed Assets are carried at historical cost. Depreciation is calculated on the straight-line method over the estimated useful lives as follows:

Computer hardware	3 - 5 years
Computer software	3 years
Equipment	2 - 7 years
Furniture and fixtures	5 - 7 years
Leasehold improvement	Life of lease or asset life if less
Vehicles	3 - 5 years

Goodwill

We assess goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that it might be impaired, by comparing its carrying value to the reporting unit’s fair value. For the year ended December 31, 2021 we recognized an impairment of goodwill related to GetCharged Inc. in the amount of $16,626,862 and for the year ended December 31, 2020 in the amount of $13,757,907.

Convertible Debentures

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options”. In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to interest expense, over the life of the debt. As of December 31, 2021 and December 31, 2020, the Company had outstanding convertible notes resulting in a beneficial conversion feature in the amount of $3,550,747 and $3,439,874.

Derivative Liability

The Company evaluates convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date, through other income (expense) in the statement of operations and recorded as a liability. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. The Company has embedded features that are classified as derivative liabilities. As of December 31, 2021 and December 31, 2020, the Company had $0 and $749,600 in derivative liabilities, respectively.

Income Taxes

The Company has adopted ASC 740-10, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss, capital loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits as a component of general and administrative expenses. Our federal tax return and any state tax returns are not currently under examination.

Net Income (Loss) Per Common Share

The Company computes loss per common share, in accordance with ASC Topic 260, Earnings Per Share, which requires dual presentation of basic and diluted earnings per share. Basic income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, that could result from the exercise of outstanding stock options and warrants. No potential dilutive common shares are included in the computation of any diluted per share amount when a loss is reported.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning January 1, 2023, and early adoption is permitted. The Company does not believe the potential impact of the new guidance and related codification improvements will be material to its financial position, results of operations and cash flows.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“AUS 2020-06”). ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective January 1, 2024, for the Company. Early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year. Management is currently evaluating the effect of the adoption of ASU 2020-06 on the consolidated financial statements, but currently does not believe ASU 2020-06 will have a significant impact on the Company’s accounting for its convertible debt instruments. The effect will largely depend on the composition and terms of the financial instruments at the time of adoption.

Reclassification

Certain amounts included in prior year financial statements have been reclassified to conform to the current year presentation.

Note 3 Property, Plant and Equipment

Property, Plant and Equipment consisted of the following for years ended December 31:

	2021	2020

Equipment	$5,924,332	$3,620,422
Computer hardware	468,122	125,825
Computer software	36,932	27,750
Furniture and fixtures	106,424	824
Vehicles	2,830,883	-
Leasehold improvements	5,560	-
	9,372,253	3,774,821
Less: Accumulated depreciation	(7,360,585)	(2,000,645)
Fixed assets – net	$2,011,668	$1,774,176

Depreciation expense was $529,000 and $82,662 for the years ended December 31, 2021 and 2020, respectively. In connection with the acquisition of ANS on May 22, 2021, the Company acquired $4,984,976 in fixed assets at historical costs and $4,304,857 in accumulated depreciation; and with the acquisition of BW Electrical on December 27, 2021, the Company acquired $725,064 in fixed assets at historical costs and $620,491 in accumulated depreciation.

Note 4 Marketable securities and other investments

Our marketable securities are stated at fair value in accordance with ASC Topic 321, Investments- Equity Securities. Any changes in the fair value of the Company’s marketable securities are included in net income under the caption of net income from investments. The market value of the securities is determined using prices as reflected on an established market. Realized and unrealized gains and losses are determined on an average cost basis. The marketable securities are investments predominately in shares of large publicly traded securities which are being invested until such time the funds are needed for operations. The investments in marketable securities totals $9,618,743 and $3,249,710, as of December 31, 2021 and December 31, 2020 respectively.

The value of these marketable securities at December 31, is as follows:

	2021			2020
Description of Securities	Brokerage Account	Other Securities	Total	Brokerage Account	Other Securities	Total

Cost	$10,428,724	$120,800	$10,549,524	$3,000,000	$200,000	$3,200,000
Gross Unrealized Gains	-	-	-	-	57,000	57,000
Gross Unrealized Losses	(840,881)	(89,900)	(930,781)	(7,290)	-	(7,290)

Fair Value	$9,587,843	$30,900	$9,618,743	$2,992,710	$257,000	$3,249,710

The above marketable securities are reflected as level 1 assets as the securities prices are quotes in an established market. During the twelve months ended December 31, 2021, the Company recognized net gains of $3,330,057 within net income from investments on the statement of operations, which includes $930,781 of unrealized losses and $4,260,838 of realized gains. There was $49,710 of unrealized gains on marketable securities in the twelve months ended December 31, 2020.

In April 2020, the Company acquired 267 ordinary shares of a Company located in the United Kingdom for $100,000. In December 2020, the Company acquired 2,952 Class C shares of a battery technology company in exchange for $149,262, which was subsequently disposed of in July 2021 at no gain or loss. The shares in both companies are nonmarketable securities, which does not have a readily determinable value. The Company has elected under ASU 2016-01 to reflect its fair value at cost less impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions for the identical or similar investments. There were no observable transactions in similar shares of these companies between the acquisition date and December 31, 2021.

Note 5 Business acquisitions

TransWorld Enterprises, Inc.

Effective April 30, 2020, the Company entered into an agreement to acquire 100% of the outstanding equity interests of TransWorld Enterprises, Inc. (“TransWorld”), pursuant to that certain Share Exchange Agreement (referred to as the “Exchange Agreement”), by and among the Company, TransWorld and the shareholders of TransWorld. The transactions contemplated by the Exchange Agreement closed on May 8, 2020. In accordance with the Exchange Agreement, the Company acquired all of the outstanding shares of TransWorld in exchange for 1,000,000 shares of each of the Company’s series D and series F preferred stock. The series D preferred stock is convertible into 12.5% of the Company’s issued and outstanding shares of common stock upon consummation of a reverse stock split and votes on an as converted basis. The series F preferred stock is convertible into 12.5% of the Company’s issued and outstanding shares of common stock at any time at the option of the holder and votes on an as converted basis.

TransWorld did not meet the definition of a business under ASC 805, Business Combinations. As such the transaction was treated as an asset purchase. According to this guidance, if the consideration given is not in the form of cash, measurement is based on either the cost which shall be measured based on the fair value of the consideration given or the fair value of the asset (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measurable. In this case, TransWorld did not have any assets. As such the value of the consideration was valued at $3,057,907, which was the value of the Series D and Series F Preferred stock. The entire value was recorded as goodwill. As of December 31, 2020, we determined that the full amount of goodwill related to this transaction needed to be impaired. As such we recorded a loss on impairment of goodwill in the amount of $3,057,907.

GetCharged, Inc.

On August 27, 2020, the Company entered into a stock purchase agreement with GetCharged, Inc. (“GetCharged”). In connection with the agreement, the Company purchased the outstanding shares of GetCharged in exchange for $17,500,000 paid in the Company’s common stock. The Closing on the acquisition occurred on October 12, 2020 with the Company issuing 60,000,000 shares of common stock valued at $28,200,000, or $0.47 per share. In connection with the closing, the Company owed a success fee of 3%, or $525,000, to KORR Value LP, a related party. As of December 31, 2020, the success fee has been paid in full.

Consideration
60,000,000 shares of common stock, valued at $0.47 per share, issued to the sellers	$28,200,000
Total consideration	$28,200,000

Fair values of identifiable net assets and liabilities:
Assets
Cash	$92,035
Equipment	1,145,854
Deposit	250
Total assets	1,238,139
Liabilities
Notes payable	365,000
Total fair value of identifiable net assets and liabilities	$873,139

Initial goodwill (consideration given minus fair value of identifiable net assets and liabilities)	$27,326,861

The initial goodwill calculated was $27,326,861. Since the consideration given was $10,700,000 in excess of the consideration promised by the agreement, the Company recorded a loss on goodwill impairment in the amount of $10,700,000 in the fourth quarter of 2020. Based on changes in management’s focus of this business, we determined a triggering event occurred and we performed an impairment analysis. During the third quarter 2021, we recorded an impairment for the remaining balance of $16,626,861. In addition, certain fixed assets totaling $1,489,401 of the Get Charged business were also written off, some of which were acquired in the acquisition.

PTGI International Carrier Services, Inc.

On October 2, 2020, the Company entered into a stock purchase agreement with the shareholders of PTGI International Carrier Services Inc. (“PTGI”) pursuant to which the Company agreed to acquire 100% of the outstanding voting securities of PTGI in consideration for $892,000 (the “PTGI Acquisition”). The closing of the PTGI Acquisition occurred on October 31, 2020. In connection with the closing, the Company owed a success fee of $505,000, to KORR Value LP. As of December 31, 2020, the success fee has been paid in full.

Consideration
Cash	$892,000
Total consideration	$892,000

Fair values of identifiable net assets and liabilities:
Assets
Cash	$13,097,577
Accounts receivable	38,801,052
Prepaids	202,854
Other current assets	376,606
Fixed assets	508,371
Other assets	12,907,636
Total assets	65,894,096

Liabilities
Accounts payable	51,521,208
Accrued liabilities	1,108,397
Other liabilities	12,921,620
Total liabilities	65,551,225

Total fair value of identifiable net assets and liabilities	$342,871

Goodwill (consideration given minus fair value of identifiable net assets and liabilities)	$549,129

The Company analyzed the acquisition under applicable guidance and determined that the acquisition should be accounted for as a business combination. The acquisition resulted in $549,129 in goodwill which is recorded on the reporting unit’s books.

Due to a post-acquisition adjustment, the fair value of identifiable net assets decreased in Q3 2021. The reporting unit goodwill increased by approximately $223,000 resulting in goodwill of $772,135 at December 31, 2021

ANS

Our wholly owned subsidiary, Charge Infrastructure, Inc., entered into a securities purchase agreement, dated May 7, 2021, with the shareholders of ANS pursuant to which we agreed to purchase all the issued and outstanding shares of ANS for an aggregate purchase price of $19,798,324. $6,850,000 of the aggregate purchase price payable to the shareholders of ANS was payable through the issuance of 2,395,105 shares of our Series B preferred stock (the “Series B Preferred”). The acquisition closed on May 21, 2021.

Consideration

Cash	$12,948,324
Series B Preferred Stock (2,395,105 Shares)	6,850,000
Total consideration	$19,798,324

Fair values of identifiable net assets and liabilities:
Assets
Cash	$458
Accounts receivable	6,491,734
Inventory	170,785
Deposits & Prepaids	512,285
Other current assets	2,288,715
Accrued revenue	1,620,139
Capital lease	229,253
Operating lease	603,284
Fixed assets	680,119
Total assets	12,596,772

Liabilities
Accounts payable	2,638,234
Accrued liabilities	1,013,906
Capital lease liability	175,993
Operating lease liability	603,284
Line of credit	1,785,203
Total liabilities	6,216,620

Total fair value of identifiable net assets and liabilities	$6,380,152

Goodwill (consideration given minus fair value of identifiable net assets and liabilities)	$13,418,172

The Company analyzed the acquisition under applicable guidance and determined that the acquisition should be accounted for as a business combination. The acquisition resulted in $13,418,172 in goodwill which is recorded on the reporting unit’s books.

In the fourth quarter of 2021, due to a post-acquisition adjustment, the fair value of identifiable net assets decreased along with a corresponding increase in goodwill by $134,377, resulting in a goodwill balance of $13,552,549 at December 31, 2021.

B W Electrical Services LLC

Our wholly owned subsidiary, Charge Infrastructure, Inc., entered into a securities purchase agreement, dated December 22, 2021, with the shareholders of B W Electrical Services LLC (“BW”) pursuant to which we agreed to purchase all the issued and outstanding shares of BW for an aggregate purchase price of $18,038,570. $4,538,570 of the aggregate purchase price payable to the shareholders of BW will be payable through the issuance of 1,285,714 shares of common stock. The acquisition closed on December 27, 2021.

Consideration
Cash	$13,500,000
Common stock (1,285,714 Shares)	4,538,570
Total consideration	$18,038,570

Fair values of identifiable net assets and liabilities:
Assets
Cash	$3,067,515
Accounts receivable	7,033,511
Deposits, prepaids and other current assets, net	92,816
Investment in marketable securities	2,279,978
Cost in excess of billings	969,909
Property, plant and equipment, net	104,573
Right-of-use asset	1,071,437
Total assets	14,619,739
Liabilities
Accounts payable	1,305,663
Accrued liabilities	1,662,791
Deferred revenue	2,271,122
Lease Liability, Non-Current	1,071,437
Notes payable, net of discount	2,000,000
Total liabilities	8,311,013

Total fair value of identifiable net assets and liabilities	$6,308,726

Goodwill (consideration given minus fair value of identifiable net assets and liabilities)	$11,729,844

The Company analyzed the acquisition under applicable guidance and determined that the acquisition should be accounted for as a business combination. The acquisition resulted in $11,729,844 in goodwill which is recorded on the reporting unit’s books.

Note 6 Related party

During the year ended December 31, 2021, the Company granted Mr. Deutsch options to acquire 1,500,000 shares of common stock, at an exercise price of $2.00, for services rendered related to financial consulting.

During the year ended December 31, 2021, the Company paid $320,000 to Korr Acquisition Group, Inc. related to successful acquisition efforts. Mr. Orr has sole voting and dispositive power over the shares held by KORR Acquisitions Group, Inc.

During the year ended December 31, 2020, the Company’s CEO Andrew Fox advanced cash and paid bills on behalf of the Company, through its subsidiary, Get Charged, Inc. During the year ended December 31, 2020, $40,000 was advanced in cash and bills in the amount of $149,312 were paid on the Company’s behalf. The balance in related party payable at December 31, 2021 and December 31, 2020 was $0 and $189,312, respectively.

Between May 8, 2020 and September 30, 2020, the Company entered into securities purchase agreements with other accredited investors (the “Subordinated Creditors”) pursuant to which the Company issued convertible notes in an aggregate principal amount of $546,444 for an aggregate purchase price of $495,000 (collectively, the “Subordinated Creditor Notes”). In connection with the issuance of the Subordinated Creditor Notes, we issued to the Subordinated Creditors warrants to purchase an aggregate of 2,359,555 shares of Common Stock (collectively, the “Subordinated Creditor Warrants”). On September 2, 2020, Andrew Fox, our CEO, purchased a Subordinated Creditor Note with an aggregate principal amount of $110,000 and a Subordinated Creditor Warrant to purchase 220,000 shares of common stock for an aggregate purchase price of $100,000.

Note 7 Convertible notes payable

The carrying value of convertible notes payable, net of discount, as of years ended December 31st are summarized below:

Convertible Notes Payable:	2021	2020
Issued on May 8, 2020 (8% interest)	$3,000,000	$3,000,000
Issued on April 30, 2020 (8% interest)	-	227,525
Issued on August 25, 2020 (8% interest)	-	386,667
Issued on August 27, 2020 (8% interest)	-	288,889
Issued on September 14, 2020 (8% interest)	-	49,777
Issued on November 3, 2020 (8% interest)	3,888,889	3,888,889
Issued on May 19, 2021 (8% interest)	5,610,000	-
Issued on April 30, 2021 (6% interest)	66,400	-
Total face value	12,565,289	7,841,747
Less: unamortized discount and debt issue costs	(5,389,692)	(4,457,658)
Carrying value	$7,175,597	$3,384,089

May 2020 Financing $3,000,000 Face Value

On May 8, 2020, the Company entered into a securities purchase agreement with certain institutional investors (collectively, the “May 2020 Investors”) pursuant to which the Company issued convertible notes in an aggregate principal amount of $3 million for an aggregate purchase price of $2.7 million (May 2020 Notes”). In connection with the issuance of the Notes, the Company issued to the May 2020 Investors warrants to purchase an aggregate of 7,600,000 shares of Common Stock (collectively, the “Warrants”) and 7.5 shares of series G convertible preferred stock (the “Series G Preferred Stock”). The Notes maturity date of May 8, 2021 was extended to May 8, 2023, unless earlier converted. The Notes accrue interest at a rate of 8% per annum, subject to increase to 20% per annum upon and during the occurrence of an event of default. Interest is payable in cash on a quarterly basis beginning on December 31, 2020. The May 2020 Notes are convertible at any time, at the holder’s option, into shares of our common stock at an initial conversion price of $0.25 per share, subject to certain beneficial ownership limitations (with a maximum ownership limit of 9.99%) and subject to a decrease in the conversion price to the greater of (i) $0.01 or (ii) 75% of the volume-weighted average price ("VWAP") of the Common Stock for the immediately preceding five (5) Trading Days on the date of conversion. The conversion price is also subject to adjustment due to certain events, including stock dividends, and stock splits. The Notes may be redeemed by the Company, in its sole discretion, in an amount equal to 110% of the principal amount, interest and any other amounts owed under the Notes, subject to certain limitations.

Each Warrant is exercisable for a period of two years from the date of issuance at an initial exercise price of $0.50 per share, subject to certain beneficial ownership limitations (with a maximum ownership limit of 9.99%). The exercise price is also subject to adjustment due to certain events, including stock dividends, stock splits and in connection with the issuance by the Company of common stock or common stock equivalents at an effective price per share lower than the exercise price then in effect.

A Registration Rights Agreement was executed and is effective with the SEC in connection with the issuance of the Notes and Warrants. If we fail to maintain the effectiveness of the registration statement until all of such shares of common stock have been sold or are otherwise able to be sold pursuant to Rule 144 under the Securities Act of 1933, as amended, without any volume or manner of sale restrictions, then the Company will be obligated to pay to the May 2020 Investors liquidated damages equal to then, in addition to any other rights the May 2020 Investors may under applicable law, upon the occurrence of any such event and on each monthly anniversary of thereafter until the event is cured, the Company shall pay to the May 2020 Investors an amount in cash equal to their pro rata portion of $50,000, provided such amount shall increase by $25,000 on every thirty (30) day anniversary, until such events are satisfied.

April 30, 2020 Sutton Global Note $227,525 Face Value

On April 30, 2020, the former CEO converted his payable into a convertible note with a face value of $300,000. The note has a coupon rate of 6% and a maturity date of December 31, 2021. The note is convertible at a rate of $0.0005 per share. Since the note added a conversion option, it resulted in a debt modification requiring the Company to record a loss on modification of debt in the amount of $98,825. On March 25, 2021, Sutton Global Associates converted $149,000 in principal and $12,125 in accrued interest into 644,499 shares of the company common stock. The remaining note balance was subsequently sold to an unrelated party.

Notes issued between August 25, 2020 and September 14, 2020 Aggregate $725,333 Face Value

Between August 25, 2020 and September 14, 2020, the Company issued convertible notes in an aggregate principal amount of $436,444 for an aggregate purchase price of $395,000. In connection with the issuance of the Notes, the Company issued warrants to purchase an aggregate of 872,887 shares of Common Stock. The notes have a coupon rate of 8% and a maturity date of one year. Throughout 2021, the entire principal amount of $436,444 was converted in various transactions into a total of 1,862,146 shares of common stock.

On August 27, 2020, a related party reassigned $288,889 in principal to an unrelated party. On March 24, 2021, this party converted $288,889 in principal and $13,297 in accrued interest into 1,208,743 shares of common stock.

November 2020 Financing $3,888,889 Face Value

On November 3, 2020, the Company entered into a securities purchase agreement with funds affiliated with Arena Investors LP (the “November 2020 Investors”) pursuant to which it issued convertible notes in an aggregate principal amount of $3.9 million for an aggregate purchase price of $3.5 million (collectively, the “November 2020 Notes” and together with the May 2020 Notes, the “Notes”). In connection with the issuance of the November 2020 Notes, we issued to the November 2020 Investors 903,226 shares of common stock. The November 2020 Notes are convertible at any time, at the holder’s option, into shares of our common stock at a conversion price of $0.25 per share. The Notes maturity was extended from November 3, 2023, to November 3, 2024.

May 2021 Financing $5,610,000 Face Value

On May 19, 2021, the Company entered into a securities purchase agreement with funds affiliated with Arena Investors LP (the “May 2021 Investors”) pursuant to which it issued convertible notes in an aggregate principal amount of $5.6 million for an aggregate purchase price of $5 million (“May 2021 Notes”). In connection with the issuance of the May 2021 Notes, we issued to the May 2021 Investors warrants to acquire 1,870,000 shares of common stock. The May 2021 Notes are convertible at any time, at the holder’s option, into shares of our common stock at a conversion price of $3.00 per share. The May 2021 Notes mature on May 19, 2024.

A Registration Rights Agreement was executed in connection with the issuance of the May 2021 Notes. If we fail to have the registration statement filed within 3 months of the closing date, declared effective within 6 months of the closing date or if we fail to maintain the effectiveness of the registration statement until all of such shares of common stock have been sold or are otherwise able to be sold pursuant to Rule 144 under the Securities Act of 1933, as amended, without any volume or manner of sale restrictions, then the Company will be obligated to pay to the investors liquidated damages equal to then, in addition to any other rights the Holders may have hereunder or under applicable law, upon the occurrence of any such event and on each monthly anniversary of thereafter until the event is cured, the Company shall pay to the investors an amount in cash equal to their pro rata portion of $75,000 per month until such events are satisfied. The investors agreed to waive any penalties that would be due and payable through May 15, 2022.

All convertible notes excluding the April 2020 Sutton Global Note rank senior to all current and future indebtedness of the Company and are secured by substantially all of the assets of the Company.

Based on the above, the Company allocated the face value, on the date of issuance, as follows:

	May 8, 2020 Notes	Sutton Global	August 25, 2020 - September 14, 2020 Notes	November 2020 Financing	May 2021 Financing	Total

Original issue discount	$300,000	$-	$41,444	$388,889	$610,000	$1,340,333
Beneficial conversion feature	-	-	87,289	3,286,585	-	3,373,874
Series G convertible preferred stock (a)	2,361,099	-	-	-	-	2,361,099
Warrants (equity)	120,017	-	238	-	2,654,302	2,774,557
Common stock	-	-	-	213,415	-	213,415
Day one derivative expense	(529,537)	-	-	-	-	(529,537)
Derivative expense	748,421	-	-	-	-	748,421
Convertible promissory note, carrying value	-	300,000	307,473	-	2,345,698	2,953,171
Face value	$3,000,000	$300,000	$436,444	$3,888,889	$5,610,000	$13,235,333

(a) For the May 8, 2020 notes, the value assigned to the Series G convertible preferred stock and warrants were based on their relative fair values

The Company has accounted for all convertible notes payable as a financing transaction, wherein the net proceeds that were received were allocated to the financial instrument issued. Prior to making the accounting allocation, the Company evaluated the notes under ASC 815, which generally requires the analysis of embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. None of the terms and features embedded in the notes required bifurcation and liability classification.

We analyzed the detachable warrants under ASC 480 and ASC 815. The warrants did not fall under the guidance of ASC 480. After analyzing the warrants under ASC 815, it was determined that the warrants met all of the requirements for equity classification under guidance of ASC 815-40-25-1 through 6.

Amortization of debt discount and accrued interest

For the year ended December 31, 2021, the Company recorded $2,301,655 in amortization of debt discount. The amount of unamortized discount as of December 31, 2021 was $5,389,693. The company recorded $855,579 in annual interest expenses of which $183,067 remains on the balance sheet as accrued interest. In connection with the financing, the Company paid $30,000 in debt issue costs. These costs were recorded as a contra-liability and have been fully amortized over the life of the loan. For the year ended December 31, 2021 the Company recorded $10,438 in amortization of debt issue costs.

For the year ended December 31, 2020, the Company recorded $2,667,733 in amortization of debt discount. The amount of unamortized discount and debt issue costs as of December 31, 2020 was $4,457,658. The company recorded $244,529 in annual interest expense of which $129,271 remains on the balance sheet as accrued interest. In connection with the financing, the Company paid $30,000 in debt issue costs. These costs were recorded as a contra-liability and will be amortized over the life of the loan. For the years ended December 31, 2020 the Company recorded $19,562 in amortization of debt issue costs.

Note 8 Convertible notes payable, related parties

The carrying value of convertible notes payable related party, net of discount, as of December 31, 2021 and December 31, 2020 was $0 and $275,984 as summarized below:

	December 31,	December 31,
Convertible Notes Payable, Related Parties	2021	2020
Convertible notes payable issued May 8, 2020 (8% interest)	$-	$261,111
Convertible notes payable issued September 2, 2020 (8% interest)	-	110,000
Total face value	-	371,111
Less: unamortized discount and debt issue costs	-	(95,127)
Carrying value	$-	$275,984

KORR Value Financing

In May and June 2020, the Company entered into a securities purchase agreement with KORR Value LP, an entity controlled by Kenneth Orr, the Company’s Executive Chairman, pursuant to which the Company issued convertible notes in an aggregate principal amount of $550,000 for an aggregate purchase price of $495,000 (collectively, the “KORR Notes”). In connection with the issuance of the KORR Notes, the Company issued to KORR Value warrants to purchase an aggregate of 1,266,667 shares of Common Stock (collectively, the “KORR Warrants”). The KORR Notes and KORR Warrants are on substantially the same terms as the Notes and Warrants issued to the Selling Shareholders except that the KORR Notes are subordinated to the Notes. On August 27, 2020, notes totaling $288,889 were assigned to an unrelated party (Note 8).

9 Madison Inc. Financing

On September 2, 2020, the Company entered into a securities purchase agreement with 9 Madison, Inc., an entity controlled by Andrew Fox, the Company’s CEO, pursuant to which the Company issued a convertible note in the amount of $110,000 for an aggregate purchase price of $100,000. The notes are convertible at the holder’s option at a conversion price of $0.25 per share. In connection with the issuance of the Notes, the Company issued to 9 Madison warrants to purchase an aggregate of 440,000 shares of Common Stock

The Company has accounted for these Notes as a financing transaction, wherein the net proceeds that were received were allocated to the financial instrument issued. Prior to making the accounting allocation, the Company evaluated the notes under ASC 815, which generally requires the analysis of embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. None of the terms and features embedded in the notes required bifurcation and liability classification.

We analyzed the detachable warrants under ASC 480 and ASC 815. The warrants did not fall under the guidance of ASC 480. After analyzing the warrants under ASC 815, it was determined that the warrants did meet all the requirements for equity classification under guidance of ASC 815-40-25-1 through 6.

Based on the previous conclusions, the Company allocated the face value as follows:

	KORR Value Notes	9 Madison Inc. Notes	Total
Original issue discount	$55,000	$10,000	$65,000
Beneficial conversion feature	-	66,000	66,000
Warrants (Equity)	96,879	61	96,940
Convertible promissory note, carrying value	398,121	33,939	432,060
Face value	$550,000	$110,000	$660,000

On August 27, 2020, the Company paid $13,183 in interest to KORR Value.

For the twelve months ended December 31, 2021, the Company recorded $95,127 in amortization of debt discount.

On March 15, 2021, KORR Value converted $261,111 in principal and $17,798 in accrued interest into 1,115,638 shares of common stock.

On March 15, 2021, 9 Madison converted $110,000 in principal and $4,677 in accrued interest into 458,709 shares of common stock.

Note 9    Line of credit

ANS has a revolving $4,000,000 line of credit available with a bank, collateralized by all the assets of ANS. Interest is payable monthly at the Wall Street Journal prime rate (3.25% at December 31,2021). There are no financial commitments or covenants on the line of credit. As of December 31, 2021, the Company had an outstanding balance of $1,898,143 on this line of credit.

ANS also has a $750,000 equipment and vehicle line of credit available with a bank. Interest is payable monthly at the Wall Street Journal prime rate. On June 1, 2022 the line will convert to a term loan with the then five year Federal Home Loan Bank rate +2.5% and have a five year term with a five year amortization. There are no financial commitments or covenants on the line of credit. As of December 31, 2021, the Company had an outstanding balance of $0 on this line of credit.

BW has a revolving $3,000,000 line of credit available with a bank, collateralized by all the assets of BW. Interest is payable monthly at the Wall Street Journal prime rate (3.25% at December 31, 2021). There are no financial commitments or covenants on the line of credit. As of December 31, 2021, the Company had an outstanding balance of $0 on this line of credit.

Note 10  Notes payable

The carrying value of notes payable, net of discount, as of December 31, is:

	2021	2020
Paycheck Protection Program loan issued February 10, 2021	$2,000,000	$-
Notes payable issued May 19, 2021 (8% interest)	11,860,055	-
Notes payable issued December 17, 2021 (7.5% interest)	15,925,926	-
Total face value	29,785,981	-
Less: unamortized discount and debt issue cost	(3,698,458)	-
Carrying value	$26,087,523	$-

On February 10, 2021, BW was approved for a Paycheck Protection Program loan from the Small Business Administration in the amount of $2,000,000. The loan was forgiven in the first quarter of 2022.

On May 19, 2021, the Company entered into a securities purchase agreement with funds affiliated with Arena Investors LP (the “May 2021 Investors”) pursuant to which it issued notes payable in an aggregate face value (includes 7.5% premium and 10% original issue discount) of $11,860,055 for an aggregate purchase price of $10,000,000 million. The notes have a coupon of 8% and an 18-month term. The notes maturity date of November 19, 2022 was extended to November 19, 2023.

On December 17, 2021, the Company entered into a securities purchase agreement with funds affiliated with Arena Investors LP (the “December 2021 Investors”) pursuant to which it issued a note payable in an aggregated face value of $15,925,926 for an aggregate purchase price of $13,333,200. The notes have a coupon of 7.5% and a 23-month term. The notes mature on November 19, 2023.

For the year ended December 31, 2021, the Company recorded $754,323 in amortization of debt discount and $558,475 in annual interest expense related to the notes. As of December 31, 2021, the Company reported $3,698,458 of unamortized discount and $115,250 in accrued interest related to the notes, the latter of which is included within accrued liabilities on the consolidated balance sheet.

Note 11 Derivative liabilities

The May 2020 notes embodied certain terms and features that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features provided a cash true-up provision in the event that the proceeds received by the holder from the sale of all the Conversion Shares and up to 50% of the Commitment Shares did not equal at least $750,000 on June 1, 2021.

No cash payment was triggered, and the true-up provision expired on June 1, 2021, therefore there was no derivative liability as of December 31, 2021. The derivative liability was marked up to $750,000 as of June 1, 2021 and reclassified to additional paid-in capital.

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing reflected on the Change in fair value of derivative liabilities line for the years ended December 31:

	2021	2020
Change in fair value of derivative liabilities	$(400)	$(1,179)
Day-one derivative expense	-	(529,537)
Total	$(400)	$(530,716)

Current accounting principles that are provided in ASC 815 require derivative financial instruments to be classified in liabilities and carried at fair value with changes recorded in income. The Company has selected a present value technique to fair value the true up provision. The maximum amount of cash the Company would have had to deliver was $750,000, which is equal to the hurdle return. A present value is applied to the hurdle return estimate the derivative liability each period.

Significant inputs to the present value technique are as follows for the embedded derivatives that have been bifurcated from the convertible notes and classified in liabilities for years ended December 31:

	2021	2020
Future value (hurdle return)	NA	$750,000
Number of Periods (remaining days to June 1, 2021 true-up date)	NA	152 days
Interest rate (discount rate)*	NA	0.13%
* The discount rate is a level 3 input

The following table reflects the issuances of compound embedded derivatives and detachable warrants and changes in fair value inputs and assumptions related to the embedded derivatives during the years ended December 31.

	2021	2020
Balances at beginning of period	$749,600	$-
Issuances:
Embedded derivatives	-	748,421
Changes in fair value inputs and assumptions reflected in income	400	1,179
Reclass to additional paid-in-capital	(750,000)	-
Balances at end of period	$-	$749,600

Note 12  Leases

In connection with the May 7, 2021 acquisition with ANS, and the December 27, 2021 acquisition of BW, the Company acquired facility and vehicle leases. Balances as of year-end are as follows:

Lease assets are summarized below:

December 31, 2021
Assets
Right-of-use Assets
Operating Leases
Office	$1,481,993
Vehicles	76,059
Finance lease	469,645
Total	$2,027,697

Lease liabilities are summarized below:

December 31, 2021
Liabilities
Short-term lease liabilities
Operating lease	$(125,191)
Finance lease	(159,215)
Short-term lease liabilities	(284,406)
Long-term lease liabilities
Operating lease	(1,442,743)
Finance lease	(218,825)
Long-term lease liabilities	(1,661,568)
Total	$(1,945,974)

The components of lease costs and classification within the Consolidated Statements of Operations were as follows for the year ended:

December 31, 2021
Operating lease costs:
Selling, general and administrative expenses	$71,289
Finance lease costs:
Operating expenses	94,410
Total	$165,699

The amounts of future undiscounted cash flows related to the lease payments over the lease term and the reconciliation to the present value of the lease liabilities is as follows:

	December 31, 2021
Years Ended	Operating Lease	Financing Lease

2022	$314,642	$185,697
2023	295,888	117,370
2024	292,880	78,279
2025	275,397	54,571
2026	212,741	-
2027	164,028	-
2028	154,870	-
Total lease payments	$1,710,446	$435,917
Less imputed interest	142,512	57,877
Present value of lease liability	$1,567,934	$378,040

The weighted-average remaining years for the Operating leases are 6.27 years and 2.30 for Finance leases. The weighted-average discount rate for Operating leases is 3%.

Note 13 Reportable segments

The Company currently has one primary reportable geographic segment - United States. The Company has two reportable operating segments – Telecommunications, and Infrastructure. We also have included a Non-operating Corporate segment. All inter-segment revenues are eliminated.

Summary information with respect to the Company’s operating segments is as follows for the years ended December 31:

	2021	2020
Revenue
Telecommunications	$452,766,913	$84,723,235
Infrastructure	24,251,250	2,791
Total revenue	$477,018,163	$84,726,026

	2021	2020
(Loss) Income from operations
Telecommunications	$1,678,551	$274,765
Infrastructure	586,495	(602,061)
Non-operating corporate	(40,549,511)	(4,422,723)
Total (loss) from operations	$(38,284,465)	$(4,750,019)

A reconciliation of the Company’s consolidated segment operating income to consolidated earnings before income taxes as of December 31, is as follows:

	2021	2020
Loss from operations	$(38,284,465)	$(4,750,019)
Loss on impairment	(18,116,263)	(13,757,907)
Net income from investments	3,330,057	49,710
Amortization of debt discount	(3,055,978)	(2,667,733)
Other income (expense), net	1,063,772	(415,202)
Interest expense	(1,457,900)	(391,781)
Foreign exchange adjustments	(334,496)	425,309
Amortization of debt discount, related party	(95,127)	(28,032)
Amortization of debt issue costs	(10,438)	(19,562)
Stock issuance costs	-	(13,400,000)
Interest expense, related party	-	(26,703)
Loss on modification of debt	-	(98,825)
Total other expenses	(18,676,373)	(30,330,726)
Loss from operations before income taxes	(56,960,838)	(35,080,745)
Income tax (expense) benefit	5,291,867	438,104
Net income (loss)	$(51,668,971)	$(34,642,641)

F-29

	2021	2020
Depreciation and Amortization
Telecommunications	$197,691	$82,662
Infrastructure	331,309	-
Total	$529,000	$82,662

	2021	2020
Capital Expenditures
Telecommunications	$-	$-
Infrastructure	1,355,297	202,613
Total	$1,355,297	$202,613

	2021	2020
Investments
Telecommunications	$-	$-
Infrastructure	2,279,978	149,262
Non-operating corporate	7,438,765	3,249,710
Total	$9,718,743	$3,398,972

	2021	2020
Total Assets
Telecommunications	$73,658,598	$78,851,623
Infrastructure	56,700,601	21,390,426
Non-operating corporate	79,579,215	35,872,090
Eliminations	66,328,902)	36,706,820)
Total	$143,609,512	$99,407,319

Note 14 Equity

Preferred Stock

The Company has 10,000,000 Shares of Preferred Stock authorized with a par value of $0.001. The Company has allocated 1,000,000 Shares for Series A Preferred, 2,395,105 Shares for Series B Preferred, 2,370,370 Shares for Series C Preferred, and 4,234,525 are unallocated as of December 31, 2021.

Series A — On December 7, 2020, 1,000,000 shares of Series F Preferred stock were converted into 1,000,000 shares of Series A Preferred Stock. On October 27, 2021, the holders converted 1,000,000 shares of Series A Preferred Stock into 30,754,896 shares of common stock. As of December 31, 2021 and December 31, 2020, there were 0 and 1,000,000 shares of Series A Preferred Stock outstanding. The Series A Preferred has the following designations:

•	Convertible at option of holder.

•	The holders are entitled to receive dividends.

•	1 Preferred share is convertible to 100 common shares.

•	In the event of reorganization this Class of Preferred will not be affected by any such capital reorganization.

•	Voting: The holder of this Series of Preferred shall be entitled to elect the majority of the members of the Board of Directors.

Series B — On May 21, 2021, the Company issued 2,395,105 shares as part of the acquisition of ANS at an aggregate purchase price of $6,850,000. In 2017, 200,000 shares of Series B Preferred Stock were issued to the Company’s CEO in exchange for a conversion of $200,000 of related party advances. On May 8, 2020, the 200,000 shares were cancelled. As of December 31, 2021 and December 31, 2020, there were 2,395,105 and 0 shares issued and outstanding.

The Series B Preferred has the following designations following the reorganization in October 2020 from a Nevada corporation to a Delaware corporation.

•	Convertible at option of holder.

•	The holders are entitled to receive cumulative dividends at 4% per annum, payable quarterly on January 1, April 1, July 1 and October 1.

•	1 preferred share is convertible to 1 common share.

•	The Series B holders are entitled to receive liquidation in preference to the common holders or any other class or series of preferred stock.

•	Voting: The Series B holders are entitled to vote together with the common holders as a single class.

•	Mandatorily redeemable 180 days following the mandatory redemption date.

The Series B Preferred had the following designations prior to the reorganization in October 2020 from a Nevada corporation to a Delaware corporation:

•	Series B — Convertible at option of holder.

•	The holders are entitled to receive dividends.

•	100,000 preferred shares are convertible to 9.9% common shares.

•	The Series B holders are entitled to receive liquidation in preference to the common holders or any other class or series of preferred stock.

•	Voting: The Series B holders are entitled to vote together with the common holders as a single class.

Series C — On December 17, 2021, the Company issued 2,370,370 shares of Series C Preferred to funds affiliated with Arena Investors LP as part of the securities purchase agreement at an aggregate purchase price of $6,666,800.  In connection with the issuance of the Series C Preferred shares, the Company also issued warrants to purchase 2,370,370 shares of the Company’s common stock.  A Registration Rights Agreement was executed in connection with the issuance of the Series C Preferred. If we fail to have the registration statement filed within 6 months of the closing date or if we fail to maintain the effectiveness of the registration statement until all of such shares of common stock have been sold or are otherwise able to be sold pursuant to Rule 144 under the Securities Act of 1933, as amended, without any volume or manner of sale restrictions, then the Company will be obligated to pay to the investors liquidated damages equal to then, in addition to any other rights the holders may have hereunder or under applicable law, upon the occurrence of any such event and on each monthly anniversary of thereafter until the event is cured, the Company shall pay to the investors an amount in cash equal to their pro rata portion of $75,000 per month until such events are satisfied.  The Company has valued the beneficial conversion feature of the Series C Preferred shares at $3,550,747 and the warrants at $3,116,054. The recording the par value and related additional paid in capital resulted in a deemed dividend of $7,407,407 at the time of issuance. As of December 31, 2021 and December 31, 2020 there were 2,370,370 and 0 shares issued and outstanding.

The Series C Preferred had the following designations as of December 31, 2021:

•	Convertible at option of holder at a conversion price of $3.125 per share.

•	The holders are entitled to receive dividends.

•	In the event of reorganization this Class of Preferred will not be affected by any such capital reorganization.

•	The Series C liquidation preference is equal to the stated value, plus any accrued and unpaid dividends.

•	Voting: No voting rights.

•	Redemption features:

•	If the closing price exceeds 100% of the effective conversion price, the Company may force the conversion of preferred stock with 10 days written notice;

•	At any time after the original issue date, the Company has the option to redeem some or all the outstanding preferred stock for cash with 10 days written notice; and

•

On the third anniversary of the issue date, the holder may request redemption, at the Company’s option of cash or common stock, at the conversion price equal to the four-year redemption amount (a) 100% of the aggregate Stated Value then outstanding, (b) accrued but unpaid dividends (c) additional cash consideration in order for the Purchasers to achieve a 20% internal rate of return and (d) all liquidated damages and other amounts due in respect of the Preferred Stock.

The Series C Preferred had the following designations prior to the issuance of 2,370,370 shares on December 17, 2021:

1.	Convertible at option of holder.

2.	The holders are entitled to receive dividends.

3.	1 Preferred share is convertible to 10 common shares.

4.	In the event of reorganization this Class of Preferred will not be affected by any such capital reorganization.

5.	Voting: The holder of this Series of Preferred shall be entitled to vote 1 Preferred Shares for 5,000 votes.

Series D — On May 8, 2020, in connection with the Share Exchange (See Note 6), the Company issued 1,000,000 shares of Series D Preferred Stock. On December 7, 2020, the 1,000,000 shares of Series D Preferred Stock were converted into 63,711,968 shares of common stock. As of December 31, 2021 and December 31, 2020 there were 0 shares issued and outstanding. The Series D Preferred has the following designations:

•	Convertible into common upon the Company completing a 500 to 1 reverse stock split upon which the amount converted will equal 80% of the issued and outstanding common per the reverse split.

•	In the event of reorganization this Class of Preferred will not be affected by any such capital reorganization.

•	Voting: The holder of this Series of Preferred shall be entitled to vote and shall in aggregate represent 80% of the votes.

Series E — On December 31, 2019, the holder of the Series of Preferred converted $38,100 face value plus $3,725 in accrued interest into 418,251 shares of Series E preferred stock. On January 15, 2020, the Company sold 125,000 shares of Series E Preferred for $12,500. On December 7, 2020, the 543,251 shares of Series E Preferred Stock were converted into 1,086,502 shares of common stock. As of December 31, 2021 and December 31, 2020 there were 0 shares issued and outstanding. The Series E Preferred has the following designations:

•	Convertible at option of holder any time after March 30, 2020; 1 preferred share is convertible into 1,000 common shares

•	Automatically convertible into common upon the Company completing a 500 to 1 reverse stock split.

•	In the event of reorganization this Class of Preferred will not be affected by any such capital reorganization.

•	Voting: The holder of this Series of Preferred shall not be entitled to vote.

Series F —. On May 8, 2020, in connection with the Share Exchange (See Note 6), the Company issued 1,000,000 shares of Series F Preferred Stock. On December 7, 2020, 1,000,000 shares of Series F Preferred stock were converted into 1,000,000 shares of Series A Preferred Stock.

As of December 31, 2021 and December 31, 2020 there were 0 shares issued and outstanding.

The Series F Preferred has the following designations:

•	Convertible into 80% of the Company’s issued and outstanding shares of common stock upon consummation of a reverse stock split and votes on an as converted basis.

•	In the event of reorganization this Class of Preferred will not be affected by any such capital reorganization.

•	Voting: The holder of this Series of Preferred are entitled to whole number of votes equal to the number of shares of common stock.

On December 7, 2020, 1,000,000 shares of Series F Preferred stock were converted into 1,000,000 shares of Series A Preferred Stock.

Series G —In connection with the May 8, 2020 financing, the Company issued 7.5 of Series G Preferred Stock. On December 7, 2020, the 7.5 shares of Series G Preferred Stock were converted into 6,199,135 shares of common stock. As of December 31, 2021 and December 31, 2020 there were 0 shares issued and outstanding.

The Series G Preferred has the following designations:

•	Convertible into 1% of the Company’s issued and outstanding shares of common stock at any time at the option of the holder and votes on an as converted basis.

•	The shares will automatically convert to common shares once the 500 to 1 reverse split is effective.

•	In the event of reorganization this Class of Preferred will not be affected by any such capital reorganization.

•	Voting: The holder of this Series of Preferred shall not be entitled to vote.

Accounting Conclusions

The Company has evaluated each series of the Preferred Stock for proper classification under ASC 480 and ASC 815. ASC 480 generally requires liability classification for financial instruments that are certain to be redeemed, represent obligations to purchase shares of stock or represent obligations to issue a variable number of common shares.

Series B Preferred Stock

The 2,395,105 shares of Series B Preferred Stock issued on May 21, 2021 are mandatorily redeemable, and therefore are required to be classified as a liability in the mezzanine section of the balance sheet. They are valued at $6,850,000. The Company concluded that all other series of Preferred Stock were not to be classified as a liability because none of the three conditions for liability classification was present.

Series C Preferred Stock

The 2,370,370 shares of Series C Preferred Stock provides that the Company shall redeem the preferred stock for cash or common stock at a certain date. This provision does not raise the Preferred Stock to the definition of mandatorily redeemable because the Company has the option to redeem the Preferred Stock in Common Stock in lieu of cash.

Because the Series C convertible preferred shares are perpetual (have no stated maturity date) and are convertible at any time, the discount created in the convertible preferred stock is fully amortized at issuance. As such we recorded a deemed dividend in the amount of $7,407,407.

ASC 815 generally requires an analysis embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. However, in order to perform this analysis, the Company was first required to evaluate the economic risks and characteristics of each series of the Preferred Stock in its entirety as being either akin to equity or akin to debt. The Company’s evaluation concluded that each series of Preferred Stock was more akin to an equity-like contract largely due to the fact the financial instrument is not mandatorily redeemable for cash and the holders are not entitled to any dividends. Other features of the Preferred Stock that operate like equity, such as the conversion option and voting feature, afforded more evidence, in the Company’s view, that the instrument is more akin to equity. As a result, the embedded conversion features are clearly and closely related to their equity host instruments. Therefore, the embedded conversion features do not require bifurcation and classification as derivative liabilities.

Private Placement

On December 8, 2020, the Company entered into a Private Placement Agreement for the purchase of up to an aggregate $2,500,000 at $0.25 per share. In connection with the Private Placement, the Company sold 8,700,000 shares for an aggregate $2,175,000. The shares were issued on January 15, 2021.

Placement Agent Warrants

In connection with the December 8, 2020 Private Placement Agreement, placement agents were given warrants to purchase 10,000,000 shares of the Company’s common stock for a seven year period at an exercise price of $2 per share. These warrants were valued at $15,500,000 and met equity classification. $2,100,000 of the $15,500,000 was recorded in equity as stock issue costs and the remaining $13,400,000 was recorded in other expenses on the statement of operations.

Stock options

The Company selected the Black-Scholes-Merton (“BSM”) valuation technique to calculate the grant date fair values for the stock options because it believes that this technique is reflective of all the inputs that market participants would likely consider in transactions involving warrants. The inputs include the strike price, underlying price, term to expiration, volatility, and risk-free interest rate.

Stock option activity for the years ended December 31, is summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Options Outstanding January 1, 2020	-	-
Options granted	20,500,000	0.51
Options exercised	-	-
Options cancelled	-	-
Options outstanding at December 31, 2020	20,500,000	0.51
Options exercisable at December 31, 2020	2,500,000	0.49

Options Outstanding January 1, 2021	20,500,000	$0.51
Options granted	25,890,000	2.82
Options exercised	-	-
Options cancelled	(1,470,000)	(2.59)
Options outstanding at December 31, 2021	44,920,000	1.78
Options exercisable at December 31, 2021	12,807,500	$0.94

At December 31, 2021, the weighted average remaining life of the stock options is 5.35 years. At December 31, 2021, there was $48,175,745 in unrecognized costs related to the stock options granted.

Warrants

The following table represents warrant activity for years ended December 31, 2021 and 2020:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Warrants	Price	Contractual Life
Warrants Outstanding - January 1, 2020	-	-	-
Issued	19,844,402	$1.26	3.5 years
Exercised	-	-	-
Expired	-	-	-
Warrants Outstanding – December 31, 2020	19,844,402	$1.26	3.5 years
Outstanding Exercisable – December 31, 2020	19,844,402	$1.26	3.5 years
Issued	4,240,370	4.00	2.1 years
Exercised	-	-	-
Expired	-	-	-
Warrants Outstanding - December 31, 2021	24,084,772	$1.74	3.0 years
Outstanding Exercisable - December 31, 2021	24,084,772	$1.74	3.0 years

Note 15 Commitments, contingencies and concentration risk

Contingencies

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450, Contingencies. Litigation and Contingency accruals are based on our assessment, including advice of legal counsel, regarding the expected outcome of litigation or other dispute resolution proceedings. If the Company determines that an unfavorable outcome is probable and can be reasonably assessed, it establishes the necessary accruals. As of December 31, 2021 and December 31, 2020, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

Other Commitments

Indemnities

The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of December 31, 2021 and 2020, the Company was not aware of any material asserted or unasserted claims in connection with these indemnity obligations.

Performance and Payment Bonds

Many customers, particularly in connection with new construction within Infrastructure, require the Company to post performance and payment bonds issued by a financial institution known as a surety. If the Company fails to perform under the terms of a contract or to pay subcontractors and vendors who provided goods or services under a contract, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for any expenses or outlays it incurs. To date, the Company is not aware of any losses to their sureties in connection with bonds the sureties have posted on their behalf, and do not expect such losses to be incurred in the foreseeable future. Generally, 10% of bonding needs are held in cash on the balance sheet.

Concentration of Credit Risk

The Company maintains accounts with financial institutions. All cash in checking accounts is non-interest bearing and is fully insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, cash balances may exceed the maximum coverage provided by the FDIC on insured depositor accounts. The Company believes it mitigates its risk by depositing its cash and cash equivalents with major financial institutions. At December 31, 2021 and December 31, 2020, the Company had $17,503,737 and $9,715,716 in excess of FDIC insurance, respectively.

Major Customer Concentration

The Company has two customers whose accounts receivable represented 10% or more of the Company’s total accounts receivable and whose accounts receivable in aggregate accounted for approximately 25% of the Company’s total accounts receivable as of December 31, 2021.

The Company has three customers whose revenue individually represented 10% or more of the Company’s total revenue and whose revenue in aggregate accounted for approximately 41% of the Company’s total revenue as of December 31, 2021.

Labor Concentration

One of our operating subsidiaries within Infrastructure sources direct labor from local unions, which have collective bargaining agreements expiring at various times over the next four years. Although the Company’s past experience has been favorable with respect to resolving conflicting demands with these unions, it is possible that contract negotiations are unsuccessful which could impact the renewal of the collective bargaining agreements.

Note 16  Income taxes

The components of income tax expense (benefit) for years ended December 31 were as follows:

	2021	2020
Current
Federal	$-	$-
State and local	36,779	4,902
Total current	$36,779	$4,902

Deferred
Federal	(5,402,585)	(367,816)
State and local	73,939	(75,190)
Total deferred	$(5,328,646)	$(443,006)

Total income tax expense (benefit)	$(5,291,867)	$(438,104)

The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate the years ended December 31:

	2021	2020
U.S. statutory federal income tax rate	21.0%	21.0%

Goodwill impairment	(6.2%)	(8.2%)
Stock compensation	(3.8%)	(8.0%)
Change in valuation allowance	(1.3%)	(1.6%)
Other	(0.2%)	(2.0%)
Income tax expense (benefit) for the period	9.5%	1.2%

Deferred income taxes reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes.

Significant components of U.S. federal and state deferred tax assets and liabilities as of years ended December 31, are as follows:

	2021	2020
Deferred tax assets
Federal net operating loss carryforwards	$4,916,141	$3,769,127
Stock Compensation	4,677,028	586,716
Fixed Assets	405,888	-
Unrealized gains / (loss)	196,828	(12,537)
Allowance for bad debt	62,165	54,543
Other	260,957	68,520
Total gross deferred tax assets	10,519,007	4,466,368
Less valuation allowances	(4,919,566)	(3,769,127)
Net deferred tax assets	$5,599,440	$697,241

Deferred tax liabilities
Property, plant and equipment	$-	$(96,627)
Foreign exchange gains / losses	(19,778)	(157,608)
Total gross deferred tax liabilities	(19,778)	(254,235)
Net deferred tax asset (liabilities)	$5,579,663	$443,006

Future utilization of net operating losses (“NOLs”) arising in tax years after December 31, 2017 are limited to eighty percent of taxable income and are allowed to be carried forward indefinitely. NOLs generated in 2017 and prior may carry forward 20 years. As of December 31, 2021 and 2020 the Company has $12.6 million of NOLs generated prior to December 31, 2017 and $10.8 million of NOLs generated after 2017. During the tax year 2020, the Company underwent an ownership change as defined by Section 382 of the Internal Revenue Code and as such the NOLs will be subject to annual limitations. As of December 31, 2021 and 2020, the Company’s valuation allowance of $4.9 million and $3.8 million respectively related primarily to Federal NOL carryforwards. The Company files U.S. federal and certain applicable U.S. state income tax returns. Management has reviewed and evaluated the relevant technical merits of each of its tax positions and determined that there are no uncertain tax positions that would have a material impact on these financial statements.

Note 17  Subsequent Events

On January 14, 2022 the Company acquired EV Group Holdings LLC (“EVGH”) for, $1.25 million of cash and $17.5 million of common stock. EVGH is a group of companies focused on national real estate assets and real estate solutions for commercial and fleet operators requiring parking, maintenance, and EV charging depot resources. We are currently in the process of finalizing the accounting for this transaction and expect to complete our allocation of purchase considerations to the assets acquired and liabilities assumed by the end of the first quarter of 2022.

On February 25, 2022 the Company entered into a securities purchase agreement with Island Capital Group Charge Me LLC (the “February 2022 Investors”) pursuant to which it issued 3,856,000 Series C preferred shares in an aggregate face value of $12,050,000 for an aggregate purchase price of $10,845,000.

