Form 10-Q
period 2022-03-31
Charge Enterprises, Inc.
filed 2022-05-16
CIK 1277250

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

Commission File Number: 001-41354

CHARGE ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Delaware	90-0471969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

125 Park Avenue, 25th Floor New York, NY	10017
(Address of principal executive offices)	(Zip Code)

(212) 921-2100

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on which Registered
Common Stock, par value $0.0001	CRGE	Nasdaq Global Market

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2022, a total of 193,079,468 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Charge Enterprises, Inc.

Quarterly Report on Form 10-Q

2

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CHARGE ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$26,381,238	$18,238,264
Accounts receivable net of allowances of $176,949 and 268,007, respectively	68,917,012	73,334,183
Inventory	135,813	111,070
Deposits, prepaids and other current assets	2,242,121	1,721,222
Investments in marketable securities	23,721,546	9,618,743
Investments in non-marketable securities	100,000	100,000
Cost in excess of billings	6,585,744	4,812,483
Total current assets	128,083,474	107,935,965

Property, plant and equipment, net	1,854,294	2,011,668
Finance lease asset	431,361	469,645
Operating lease right-of-use asset	4,017,788	1,558,052
Non-current assets	232,000	-
Goodwill	44,552,075	26,054,522
Deferred tax asset	7,371,483	5,579,660
Total assets	$186,542,475	$143,609,512

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$89,994,468	$71,428,301
Accrued liabilities	6,525,994	5,739,475
Deferred revenue	5,234,370	7,017,392
Convertible notes payable, net of discount	2,700,763	2,700,337
Line of credit	-	1,898,143
Finance lease liability	159,215	159,215
Operating lease liability	1,278,913	125,191
Total current liabilities	105,893,723	89,068,054

Non-current liabilities
Finance lease liability, non-current	174,115	218,825
Operating lease liability, non-current	2,839,860	1,442,743
Notes payable, net of discount	24,571,333	26,087,523
Convertible notes payable, net of discount	4,954,219	4,475,260
Total liabilities	138,433,250	121,292,405

Mezzanine Equity
Series B Preferred Stock	6,850,000	6,850,000

Commitments and contingencies (Note 17)

Stockholders’ Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized;
Series A: 0 shares issued and outstanding at March 31, 2022 and December 31, 2021	-	-
Series C: 6,226,370 and 2,370,370 shares issued and outstanding at March 31, 2022 and December 31, 2021	623	237
Common stock, $0.0001 par value; 750,000,000 shares authorized 189,788,747 and 184,266,934 issued and outstanding at March 31, 2022 and December 31, 2021	18,979	18,426
Common stock to be issued, 6,587,897 shares at March 31, 2022 and December 31, 2021	658	658
Additional paid in capital	169,923,565	126,869,604
Accumulated other comprehensive income (loss)	(32,184)	(32,289)
Accumulated deficit	(128,652,416)	(111,389,529)
Total stockholders’ equity	41,259,225	15,467,107
Total liabilities and stockholders’ equity	$186,542,475	$143,609,512

The accompanying notes are an integral part of these consolidated financial statements.

CHARGE ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2022	2021

Revenues	$162,977,890	$111,127,641
Cost of Goods Sold	156,507,632	109,509,320
Gross Margin	6,470,258	1,618,321

Operating expenses
Stock based compensation	10,743,632	4,563,196
General and administrative	2,996,684	1,299,287
Salaries and related benefits	4,242,681	832,384
Professional fees	1,064,487	247,152
Depreciation expense	209,054	49,947
Total operating expenses	19,256,538	6,991,966

Net operating loss	(12,786,280)	(5,373,645)

Other income (expenses):
Income (loss) from investments, net	(110,006)	3,401,714
Amortization of debt discount	(1,029,597)	(61,874)
Other income (expense), net	198,353	(330)
Interest expense	(735,053)	(181,002)
Foreign exchange adjustments	(255,602)	(451,478)
Amortization of debt discount, related party	-	(95,127)
Total other expenses, net	(1,931,905)	2,611,903

Income (loss) before income tax benefit (expense)	(14,718,185)	(2,761,742)

Income tax benefit (expense)	1,578,283	1,182,635

Net (loss)	$(13,139,902)	$(1,579,107)
Deemed dividend	(3,856,000)	-
Preferred dividends	(266,987)	-
Net loss available to common stockholders	$(17,262,889)	$(1,579,107)

Basic and diluted loss per share available to common stockholders	$(0.09)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	188,408,616	147,806,984

F-2

CHARGE ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended March 31,
	2022	2021
Net loss	$(13,139,902)	$(1,579,107)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	105	(19,456)
Other comprehensive income (loss), net of tax	105	(19,456)
Comprehensive income (loss)	$(13,139,797)	$(1,598,563)

The accompanying notes are an integral part of these consolidated financial statements.

CHARGE ENTERPRISES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(loss)	Deficit	Total

Balances, December 31, 2021	2,370,370	$237	184,266,934	$18,426	6,587,897	$658	$126,869,604	$(32,289)	$(111,389,529)	$15,467,107

Stock-based compensation expense	-	-	-	-	-	-	10,743,632	-	-	10,743,632

Declaration of dividends	-	-	-	-	-	-	-	-	(266,984)	(266,984)

Issuance of Series C Preferred Stock	3,856,000	386	-	-	-	-	12,049,614	-	-	12,050,000

Beneficial conversion feature arising from preferred stock	-	-	-	-	-	-	2,651,000	-	-	2,651,000

Deemed dividend in connection with Series C Preferred Stock	-	-	-	-	-	-	-	-	(3,856,000)	(3,856,000)

Common stock issued for acquisition	-	-	5,201,863	520	-	-	17,529,758	-	-	17,530,278

Conversion of debt into common stock	-	-	319,950	33	-	-	79,957	-	-	79,990

Net loss	-	-	-	-	-	-	-	105	(13,139,902)	(13,139,797)

Balances, March 31, 2022	6,226,370	$623	189,788,747	$18,979	6,587,897	$658	$169,923,565	$(32,184)	$(128,652,415)	$41,259,226

	Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(loss)	Deficit	Total

Balances, December 31, 2020	1,000,000	$1,000	140,018,383	$140,018	13,425,750	$13,426	$72,583,222	$60,375	$(52,144,946)	$20,653,095

Shares of common stock from prior year issued	-	-	8,700,000	8,700	(8,700,000)	(8,700)	-	-	-	-

Common stock issued for services	-	-	66,092	66	-	-	167,282	-	-	167,348

Conversion of debt and accrued interest	-	-	644,499	644	3,478,795	3,479	1,006,527	-	-	1,010,650

Stock-based compensation expense	-	-	-	-	-	-	4,563,197	-	-	4,563,197

Adjustment to par value	-	-	-	(164,371)	-	(7,385)	171756	-	-	-

Net loss	-	-	-	-	-	-	-	(19,456)	(1,579,107)	(1,598,563)

Balances, March 31, 2021	1,000,000	$1,000	149,428,974	$(14,943)	8,204,545	$820	$78,491,984	$40,919	$(53,724,053)	$24,795,727

CHARGE ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,139,903)	$(1,579,107)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	209,054	49,947
Stock-based compensation	10,743,633	4,689,940
Change in fair value of derivative liabilities	-	330
Amortization of debt discount	1,029,597	61,874
Amortization of debt discount, related party	-	95,127
Loss on foreign currency exchange	255,602	451,478
Income from investments, net	110,006	(3,401,714)
Other income (expense), net	(188,227)	-
Income tax (benefit) expense	(1,578,283)	(1,182,635)
Changes in working capital requirements:
Accounts receivable	4,265,706	21,528,860
Accrued revenue	3,842,574	-
Deposits, prepaids and other current assets	(220,917)	51,578
Other assets	(129,000)	-
Costs in excess of billings	(5,615,835)	-
Accounts payable	17,875,870	(11,321,223)
Accrued expenses	(352,222)	(9,694,135)
Other current liabilities	(166,984)	-
Deferred revenue	(2,225,122)	-
Net cash provided by (used in) operating activities	14,715,549	(249,680)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(34,942)	(266,096)
Sale of intellectual property	127,486	-
Purchase of marketable securities	(42,614,225)	(25,213,283)
Sale of marketable securities	28,401,415	25,213,283
Investment in EV Depot	(1,231,250)	-
Cash acquired in acquisition	104,485	-
Net cash used in investing activities	(15,247,031)	(266,096)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Series C Preferred Stock	10,845,000	-
Repayments on revolving line of credit, net	(1,898,143)	-
Payment on financing lease	(26,601)	-
Payment of dividends	(260,798)	-
Net cash provided by financing activities	8,659,458	-

Foreign currency adjustment	14,998	-

NET INCREASE (DECREASE) IN CASH	8,142,974	(515,776)
CASH, BEGINNING OF PERIOD	18,238,264	11,629,303
CASH, END OF PERIOD	$26,381,238	$11,113,527

Supplemental disclosure of cash flow information
Cash paid for interest expense	$731,715	$110,123
Cash paid for income taxes	$-	$-

Non-cash operating and financing activities:
Common Stock issued in acquisition of business	$17,530,278	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHARGE ENTERPRISES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Nature of operations

Charge Enterprises, Inc., through its subsidiaries (sometimes referred to herein as “we,” “us,” “our,” “Charge” or the “Company”) consists of a portfolio of global businesses with a vision to build the electrification and telecommunications infrastructure that will address and service requirements for EVC (“Electrical Vehicle Charging”) and WNI (“Wireless Network Infrastructure”) which includes 5G, tower, distributed antennae systems (“DAS”), small cell, and electrical infrastructure.

The Company operates in two segments: Telecommunications, which provides connection of voice calls and data to global carriers and Infrastructure which builds physical wireless network elements, provides electrical construction services and designs and installs EV charging stations and infrastructure. Financial information about each business segment is contained in “Note 13- Reportable segments” to the consolidated financial statements.

Note 2 Summary of significant accounting policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 have not been audited by an independent registered public accounting firm. These unaudited consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2021 and reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position as of March 31, 2022 and the results of operations, equity, comprehensive income (loss) and cash flows for the periods presented herein.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States have been omitted pursuant to such rules and regulations. References to GAAP in these notes are to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™, sometimes referred to as the codification or “ASC.” These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission ("SEC") on March 29, 2022.

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and the Company has and intends to continue to take advantage of certain exemptions from various reporting requirements

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. The consolidated financial statements and related disclosures, presented in U.S. dollars, have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC. The results and trends in these consolidated financial statements may not be representative of these for any future periods or full year.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning January 1, 2023, and early adoption is permitted. While we will continue to evaluate the potential impacts of the new guidance, the Company does not believe the potential impact of the new guidance and related codification improvements will be material to its financial position or results of operations.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“AUS 2020-06”). ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective January 1, 2024, for the Company. Early adoption is permitted. Management is currently evaluating the effect of the adoption of ASU 2020-06 on the consolidated financial statements, but currently does not believe ASU 2020-06 will have a significant impact on the Company’s accounting for its convertible debt instruments. The effect will largely depend on the composition and terms of the financial instruments at the time of adoption.

In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805). This ASU requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of the ASU should be applied prospectively. Early adoption is also permitted, including adoption in an interim period. If early adopted, the amendments are applied retrospectively to all business combinations for which the acquisition date occurred during the fiscal year of adoption. Management is currently evaluating the effect of the adoption of ASU 2020-06 on the consolidated financial statements.

Note 3 Property, plant and equipment

Property, plant and equipment consisted of the following:

	March 31, 2022	December 31, 2021

Equipment	$5,925,521	$5,924,332
Computer hardware	468,122	468,122
Computer software	36,932	36,932
Furniture and fixtures	106,424	106,424
Vehicles	2,830,883	2,830,883
Leasehold improvements	5,560	5,560
	9,373,442	9,372,253
Less: Accumulated depreciation	(7,519,148)	(7,360,584)
Property, plant and equipment – net	$1,854,294	$2,011,668

Depreciation expense was $209,054 and $49,947 for the three months ended March 31, 2022 and 2021, respectively.

Note 4 Marketable securities and other investments

Our marketable securities are stated at fair value in accordance with ASC Topic 321, Investments- Equity Securities. Any changes in the fair value of the Company’s marketable securities are included in net income under the caption of income (loss) from investments, net on the Statements of Operations. The market value of the securities is determined using prices as reflected on an established market. Realized and unrealized gains and losses are determined on an average cost basis. The marketable securities are investments predominately in shares of large publicly traded securities which are being invested until such time the funds are needed for operations. The investments in marketable securities totals $23,721,546 and $9,618,743, as of March 31, 2022 and December 31, 2021 respectively.

The value of these marketable securities is as follows:

	March 31, 2022			December 31, 2021
Description of Securities	Brokerage Account	Other Securities	Total	Brokerage Account	Other Securities	Total

Cost	$24,026,456	$30,900	$24,057,356	$10,428,724	$120,800	$10,549,524
Gross Unrealized Gains	-	-	-	-	-	-
Gross Unrealized Losses	(324,578)	(11,232)	(335,810)	(840,881)	(89,900)	(930,781)

Fair Value	$23,701,878	$19,668	$23,721,546	$9,587,843	$30,900	$9,618,743

The above marketable securities are reflected as level 1 assets as the security prices are quotes in an established market. During the three months ended March 31, 2022, the Company recognized a net loss of $110,006 within income (loss) from investments, net on the Statement of Operations, which includes $270,438 of unrealized losses and $160,432 of realized gains.

During the three months ended March 31, 2021, the Company recognized net gain of $3,401,714 within income from investments,net on the Statement of Operations, which includes $197,464 of unrealized gains and $3,204,250 of realized gains.

Note 5 Business acquisitions

EV Group Holdings LLC

Our wholly owned subsidiary, Charge Infrastructure, Inc., entered into an agreement and plan of merger, dated January 14, 2022, with the shareholders of EV Group Holdings LLC (“EV Depot”) pursuant to which the Company agreed to purchase all the issued and outstanding shares of EV Depot for an aggregate purchase price of $18,787,105. $17,530,278 of the aggregate purchase price payable to the shareholders of EV Depot will be payable through the issuance of 5,201,863 shares of common stock. The agreement includes a clause protecting the sellers whereby if the average price of Charge’s common stock for the month ending December 31, 2022 is less than the per share price of Charge’s common stock determined at closing, the Company will increase the number of shares of common stock issued. The Company recorded this as a contingent consideration liability. The agreement also included a clause for gross margin protection to the Company should the 2022 gross margin of EV Depot fall below target levels, the Company will reduce the number of shares of common stock to be issued to EV Depot. The Company recorded this as a contingent consideration asset. The acquisition closed on January 14, 2022. This acquisition has been accounted for using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at fair value as of the acquisition date. The final determination of the fair value of certain assets and liabilities will be completed within the one year measurement period from the date of acquisition as required by Accounting Standards Codification (ASC) Topic 805, Business Combinations. This will allow us time to adequately analyze all the factors used in establishing the asset and liability fair values as of the acquisition date. Any potential adjustments could be material in relation to the preliminary values presented below.

The following table summarizes the preliminary fair values of the net assets acquired and liabilities assumed as of the January 14, 2022 acquisition date.

Cash	$1,231,250
Accrued expenses	18,750
Contingent consideration liability, net of $72,748 of contingent consideration asset	6,827
Common Stock (5,201,863 Shares)	17,530,278
Total consideration	$18,787,105

Fair values of identifiable net assets and liabilities:
Assets
Cash	$104,485
Deposits, prepaids and other current assets, net	(11,167)
Operating lease right-of-use asset	2,016,700
Non-current assets	390,625
Total assets	2,500,643
Liabilities
Accrued liabilities	27,407
Deferred revenue	166,984
Operating lease liability	2,016,700
Total liabilities	2,211,091

Total fair value of identifiable net assets and liabilities	289,552

Goodwill (consideration given minus fair value of identifiable net assets and liabilities)	$18,497,553

The determination of goodwill in the amount of $18.5 million was recognized for the EV Depot acquisition as the excess of consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets, including an assembled workforce, which cannot be individually identified and separately recognized. The recorded goodwill is not deductible for tax purposes.

The inclusion of the EV Depot acquisition in our Consolidated Financial Statements is not deemed material with respect to the requirement to provide pro-forma results of operations. As such, pro-forma information is not presented.

B W Electrical Services LLC

Our wholly owned subsidiary, Charge Infrastructure, Inc., entered into a securities purchase agreement, dated December 22, 2021, with the shareholders of B W Electrical Services LLC (“BW”) pursuant to which we agreed to purchase all the issued and outstanding shares of BW for an aggregate purchase price of $18,038,570. $4,538,570 of the aggregate purchase price payable to the shareholders of BW will be payable through the issuance of 1,285,714 shares of common stock. The acquisition closed on December 27, 2021. While we continue to finalize the preliminary fair values of the net assets acquired and liabilities assumed as of the December 27, 2021 acquisition date, we did not recognize any adjustments in the period ended March 31, 2022.  Any potential adjustments could be material in relation to the preliminary values presented previously.

Note 6 Related party

During the first quarter of 2021, the Company granted Mr. Deutsch, a Board member of the Company, options to acquire 1,500,000 shares of common stock, at an exercise price of $2.00, for services rendered related to financial consulting.

During 2021, the Company paid $320,000 to Korr Acquisition Group, Inc. related to successful acquisition efforts. Kenneth Orr, the former Chairman of the Company, has sole voting and dispositive power over the shares held by KORR Acquisitions Group, Inc.

Note 7 Convertible notes payable

The Company’s outstanding convertible notes payables as of March 31, 2022 and December 31, 2021 are summarized below:

Convertible Notes Payable:	March 31, 2022	December 31, 2021
Issued on May 8, 2020 (8% interest)	$3,000,000	$3,000,000
Issued on November 3, 2020 (8% interest)	3,888,889	3,888,889
Issued on May 19, 2021 (8% interest)	5,610,000	5,610,000
Issued on April 30, 2021 (6% interest)	-	66,400
Total face value	12,498,889	12,565,289
Less: unamortized discount	(4,843,907)	(5,389,693)
Total convertible notes payable	$7,654,982	$7,175,597

April 30, 2020 Sutton Global Note $227,525 Face Value

On April 30, 2020, the former CEO converted his payable into a convertible note with a face value of $300,000. The note has a coupon rate of 6% and a maturity date of December 31, 2021. The note is convertible at a rate of $0.0005 per share. Since the note added a conversion option, it resulted in a debt modification requiring the Company to record a loss on modification of debt in the amount of $98,825. On March 25, 2021, Sutton Global Associates converted $149,000 in principal and $12,125 in accrued interest into 644,499 shares of the Company’s common stock. The remaining note balance was subsequently sold to an unrelated party who converted the entire principal and accrued interest balance into 319,950 shares of the company common stock on March 12, 2022.

Interest expense and amortization of debt discount and debt issuance costs for the convertible notes payables is as follows:

	Three months ended March 31,
	2022	2021
Interest Expense	$247,076	$146,467
Amortization of debt discount	545,786	$61,874
Amortization of debt issuance costs	-	7,397
Total	$792,862	$215,738

The accrued interest relating to the convertible notes payable as of March 31, 2022 and December 2021 was $175,178 and $183,067, respectively.

Note 8 Convertible notes payable, related parties

The Company did not have any outstanding convertible notes payables, related parties as of March 31, 2022 and December 31, 2021.

Interest expense and amortization of debt discount for the convertible notes, related parties is as follows:

	Three months ended March 31,
	2022	2021
Interest Expense	$-	$6,019
Amortization of debt discount	-	95,127
Total	$-	$101,146

KORR Value Financing

In May and June 2020, the Company entered into a securities purchase agreement with KORR Value LP, an entity controlled by Kenneth Orr, pursuant to which the Company issued convertible notes in an aggregate principal amount of $550,000 for an aggregate purchase price of $495,000 (collectively, the “KORR Notes”). In connection with the issuance of the KORR Notes, the Company issued to KORR Value warrants to purchase an aggregate of 1,151,515 shares of Common Stock (collectively, the “KORR Warrants”). The KORR Notes and KORR Warrants are on substantially the same terms as the Notes and Warrants issued to the Selling Shareholders except that the KORR Notes are subordinated to the Notes. On August 27, 2020, notes totaling $288,889 and 658,667 warrants were assigned to an unrelated party.

On March 15, 2021, KORR Value converted $261,111 in principal and $17,798 in accrued interest related to the convertible notes issued May 8, 2020 into 1,115,638 shares of the Company’s common stock.

9 Madison Inc. Financing

On September 2, 2020, the Company entered into a securities purchase agreement with 9 Madison, Inc., an entity controlled by Andrew Fox, the Company’s CEO, pursuant to which the Company issued a convertible note in the amount of $110,000 for an aggregate purchase price of $100,000. The notes are convertible at the holder’s option at a conversion price of $0.25 per share. In connection with the issuance of the Notes, the Company issued to 9 Madison warrants to purchase an aggregate of 440,000 shares of Common Stock

On March 15, 2021, 9 Madison converted $110,000 in principal and $4,677 in accrued interest related to the convertible notes issued September 2, 2020 into 458,709 shares of common stock.

Note 9 Line of credit

Advanced Networks Services, LLC (“ANS”) has a revolving $4,000,000 line of credit available with a bank, collateralized by all the assets of ANS. Interest is payable monthly at the Wall Street Journal prime rate (3.50% at March 31, 2022 and 3.25% at December 31, 2021). There are no financial commitments or covenants on the line of credit. As of March 31, 2022, and December 31, 2021 the Company had an outstanding balance of $0 and $1,898,143 respectively on this line of credit.

ANS also has a $750,000 equipment and vehicle line of credit available with a bank. Interest is payable monthly at the Wall Street Journal prime rate. On June 1, 2022 the line will convert to a term loan with the then five-year Federal Home Loan Bank rate +2.5% and have a five year term with a five year amortization. There are no financial commitments or covenants on the line of credit. As of March 31, 2022, and December 31, 2021 the Company had no outstanding borrowings under this line of credit.

BW has a revolving $3,000,000 line of credit available with a bank, collateralized by all the assets of BW. Interest is payable monthly at the Wall Street Journal prime rate (3.50% at March 31, 2022 and 3.25% at December 31, 2021). There are no financial commitments or covenants on the line of credit. As of March 31, 2022 and December 31, 2021, the Company had no outstanding balance on this line of credit.

Note 10 Notes payable

The Company’s notes payables as of March 31, 2022 and December 31, 2021 are summarized below:

	March 31,	December 31,
	2022	2021
Paycheck Protection Program loan issued February 10, 2021	$-	$2,000,000
Notes payable issued May 19, 2021 (8% interest)	11,860,055	11,860,055
Notes payable issued December 17, 2021 (7.5% interest)	15,925,926	15,925,926
Total face value	27,785,981	29,785,981
Less: unamortized discount	(3,214,648)	(3,698,458)
Total notes payable	$24,571,333	$26,087,523

Prior to our acquisition, BW was approved for a Paycheck Protection Program loan on February 10, 2021 from the Small Business Administration (“SBA”) in the amount of $2,000,000. In the first quarter of 2022, the loan was forgiven by the SBA. Although the loan was forgiven by the SBA, per our purchase agreement with the sellers of BW in December 2021, if such an event occurred, the Company is obligated to reimburse the SBA loan of $2,000,000 to such sellers. As such, the $2,000,000 SBA loan was reclassified from Notes payable to Accrued liability on the Consolidated Balance Sheet as of March 31, 2022.

Interest expense and amortization of debt discount for the notes payable is as follows:

	Three months ended March 31,
	2022	2021
Interest Expense	$484,639	$-
Amortization of debt discount	483,810	-
Total	$968,449	$-

The accrued interest relating to the notes payable as of March 31, 2022 and December 2021 was $161,546 and $115,250, respectively.

Note 11 Derivative liabilities

The May 2020 Notes embodied certain terms and features that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These certain terms and features were classified as a derivative liability on the Company’s balance sheet upon issuance of the May 2020 Notes. These terms and features provided a cash true-up provision in the event that the proceeds received by the holder from the sale of all the Conversion Shares and up to 50% of the Commitment Shares did not equal at least $750,000 on June 1, 2021.

No cash payment was triggered, and the true-up provision expired on June 1, 2021, therefore there was no derivative liability as of December 31, 2021. For the three months ended March 31, 2021, the changes in fair value inputs and assumptions related to the derivative liability was a loss of $330, which is reflected in “Other income (expense), net” in the Consolidated Statement of Operations.

Note 12 Leases

In connection with the Company’s acquisition of EV Depot (see Note 5 Business acquisitions), the Company, as the lessor, recorded $1.1 million of lease revenue relating to EV Depot’s operating leases for the three months ended March 31, 2022.

Note 13 Reportable segments

The Company currently has one primary reportable geographic segment - United States. The Company has two reportable operating segments – Telecommunications and Infrastructure. The Company also have included a Non-operating Corporate segment. All inter-segment revenues are eliminated.

Summary information with respect to the Company’s operating segments is as follows for the three months ended March 31:

	Three months ended March 31,
	2022	2021
Revenue
Telecommunications	$143,360,289	$111,119,244
Infrastructure	19,617,601	8,397
Total revenue	$162,977,890	$111,127,641

	Three months ended March 31,
	2022	2021
(Loss) Income from operations
Telecommunications	$526,662	$689,470
Infrastructure	1,636,816	(468,518)
Non-operating corporate	(14,949,759)	(5,594,597)
Total (loss) from operations	$(12,786,281)	$(5,373,645)

A reconciliation of the Company's consolidated segment loss from operations to consolidated loss from operations before income taxes and net income (loss) for the three months ended  March 31, 2022 and 2021 are as follows:

	Three months ended March 31,
	2022	2021
Loss from operations	$(12,786,281)	$(5,373,645)
Net income from investments	(110,006)	3,401,714
Amortization of debt discount	(1,029,597)	(61,874)
Other income (expense), net	198,353	-
Interest expense	(735,053)	(181,002)
Foreign exchange adjustments	(255,602)	(451,478)
Amortization of debt discount, related party	-	(95,127)
Change in fair value of derivative liabilities	-	(330)
Total other expenses	(1,931,905)	2,611,903
Loss from operations before income taxes	(14,718,186)	(2,761,742)
Income tax (expense) benefit	1,578,283	1,182,635
Net income (loss)	$(13,139,903)	$(1,579,107)

	Three months ended March 31,
	2022	2021
Depreciation and Amortization
Telecommunications	$43,500	$49,947
Infrastructure	165,554	-
Total	$209,054	$49,947

Summary information with respect to the Company’s operating segments as of March 31, 2022 and December 31, 2021 is as follows:

	March 31,	December 31,
	2022	2021
Capital Expenditures
Telecommunications	$-	$-
Infrastructure	34,942	1,355,297
Total	$34,942	$1,355,297

	March 31,	December 31,
	2022	2021
Investments
Telecommunications	$-	$-
Infrastructure	1,840,235	2,279,978
Non-operating corporate	21,981,311	7,438,765
Total	$23,821,546	$9,718,743

	March 31,	December 31,
	2022	2021
Total Assets
Telecommunications	$88,968,620	$73,658,598
Infrastructure	73,327,864	56,700,602
Non-operating corporate	106,369,998	79,579,215
Eliminations	(82,124,007)	(66,328,903)
Total	$186,542,475	$143,609,512

Note 14 Equity

Preferred Stock

The Company has 10,000,000 shares of Preferred Stock authorized with a par value of $0.0001. The Company has authorized 1,000,000 shares of Series A Preferred Stock, 2,395,105 shares of Series B Preferred Stock, and 6,226,370 shares of Series C Preferred Stock, and 378,525 shares of Preferred Stock are unallocated as of March 31, 2021. No shares of Series A Preferred Stock were issued and outstanding as of March 31,2022 and December 31,2021.

The Company has evaluated each series of the Preferred Stock for proper classification under ASC 480 and ASC 815. ASC 480 generally requires liability classification for financial instruments that are certain to be redeemed, as they represent obligations to purchase shares of stock or represent obligations to issue a variable number of common shares.

Series B — On May 21, 2021, the Company issued 2,395,105 shares as part of the acquisition of ANS at an aggregate purchase price of $6,850,000. In 2017, 200,000 shares of Series B Preferred Stock were issued to the Company’s CEO in exchange for a conversion of $200,000 of related party advances. On May 8, 2020, the 200,000 shares were cancelled. As of March 31, 2022 and December 31, 2021, there were 2,395,105 shares of Series B Preferred issued and outstanding.

The Series B Preferred has the following designations as of March 31, 2022 and December 31, 2021:

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

The 2,395,105 shares of Series B Preferred Stock are mandatorily redeemable, and therefore are required to be classified as a liability in the mezzanine section of the balance sheet. They are valued at $6,850,000. The Company concluded that all other series of Preferred Stock were not to be classified as a liability.

Series C — On December 17, 2021, the Company entered into a securities purchase agreement with funds affiliated with Arena Investors LP pursuant to which the Company issued 2,370,370 shares of Series C Preferred Stock in an aggregate face value of $7,407,406 for an aggregate purchase price of $6,666,800. In connection with the issuance of the Series C Preferred Stock, the Company also issued warrants to purchase 2,370,370 shares of the Company’s common stock. A Registration Rights Agreement was executed in connection with the issuance of the Series C Preferred Stock. If the Company fail to have the registration statement filed within 6 months of the closing date or if the Company fails to maintain the effectiveness of the registration statement until all of such shares of common stock have been sold or are otherwise able to be sold pursuant to Rule 144 under the Securities Act of 1933, as amended, without any volume or manner of sale restrictions, then the Company will be obligated to pay to the investors liquidated damages equal to then, in addition to any other rights the holders may have hereunder or under applicable law, upon the occurrence of any such event and on each monthly anniversary of thereafter until the event is cured, the Company shall pay to the investors an amount in cash equal to their pro rata portion of $75,000 per month until such events are satisfied. The Company has valued the beneficial conversion feature of the Series C Preferred Stock at $3,550,747 and the warrants at $3,116,054. The recording of the par value and related additional paid in capital resulted in a deemed dividend of $7,407,407 at the time of issuance.

On February 25, 2022 the Company entered into a securities purchase agreement with an affiliate of Island Capital Group LLC (the “February 2022 Investors”) pursuant to which it issued 3,856,000 Series C Preferred Stock in an aggregate face value of $12,050,000 for an aggregate purchase price of $10,845,000. A Registration Rights Agreement was executed in connection with the issuance of the Series C Preferred Stock. If the Company fails to have the registration statement filed within 6 months of the closing date or if the Company fails to maintain the effectiveness of the registration statement until all of such shares of common stock have been sold or are otherwise able to be sold pursuant to Rule 144 under the Securities Act of 1933, as amended, without any volume or manner of sale restrictions, then the Company will be obligated to pay to the investors liquidated damages equal to then, in addition to any other rights the holders may have hereunder or under applicable law, upon the occurrence of any such event and on each monthly anniversary of thereafter until the event is cured, the Company shall pay to the investors an amount in cash equal to their pro rata portion of $75,000 per month until such events are satisfied. The Company has valued the beneficial conversion feature of the Series C Preferred Stock at $3,856,000. The recording of the par value and related additional paid in capital resulted in a deemed dividend of $3,856,000 at the time of issuance

As of March 31, 2022 and December 31, 2021 there were 6,226,370 and 2,370,370 shares of Series C Preferred Stock issued and outstanding.

The Series C Preferred has the following designations as of March 31, 2022 and December 31, 2021:

•	Convertible at option of holder at a conversion price of $3.125 per share.
•	The holders are entitled to receive dividends.
•	In the event of reorganization this class of Preferred will not be affected by any such capital reorganization.
•	The Series C liquidation preference is equal to the stated value, plus any accrued and unpaid dividends.
•	Voting: No voting rights.
•	Redemption features:

○	If the closing price exceeds 200% of the effective conversion price, the Company may force the conversion of preferred stock with 10 days written notice;
○	At any time after the original issue date, the Company has the option to redeem some or all the outstanding preferred stock for cash with 10 days written notice; and
○

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

The 6,226,370 shares of Series C Preferred Stock provides that the Company shall redeem the preferred stock for cash or common stock at a certain date. This provision does not raise the Preferred Stock to the definition of mandatorily redeemable because the Company has the option to redeem the Preferred Stock in Common Stock in lieu of cash.

Because the Series C Preferred Stock is perpetual (has no stated maturity date) and is convertible at any time, the discount created in the conversion feature of the Series C Preferred Stock is fully amortized at issuance. As such the Company recorded a deemed dividend in the amount of $3,856,000 for the three months ended March 31, 2022.

Stock Options

Stock options activity for the three months ended March 31, 2022 is summarized as follows:

	Shares	Weighted Average Exercise Price
Options outstanding December 31, 2021	44,920,000	$1.78
Options granted	2,550,000	3.47
Options exercised	-	-
Options cancelled	(565,000)	3.16)
Options outstanding at March 31, 2022	46,905,000	1.85
Options exercisable at March 31, 2022	14,737,501	$1.14

At March 31, 2022, the weighted average remaining life of the stock options is 5.15 years. At March 31, 2022, there was $42,426,783 in unrecognized costs related to the stock options granted.

Warrants

The following table represents warrants activity for three months ended March 31, 2022:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Warrants outstanding - December 31, 2021	24,084,772	$1.74	3.0 years
Issued	-
Exercised	-
Expired	-
Warrants outstanding - March 31, 2022	24,084,772	$1.74	2.7 years
Options exercisable - March 31, 2022	24,084,772	$1.74	2.7 years

Note 15 Commitments, contingencies and concentration risk

Contingencies

During the normal course of business, the Company may be named from time to time as a party to lawsuits arising in the ordinary course of business related to its sales, marketing, and the provision of its services and equipment. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450, Contingencies. Litigation and contingency accruals are based on our assessment, including advice of legal counsel, regarding the expected outcome of litigation or other dispute resolution proceedings. If the Company determines that an unfavorable outcome is probable and can be reasonably assessed, it establishes the necessary accruals. As of March 31, 2022 and December 31, 2021, the Company is not aware of any contingent legal liabilities that should be reflected in the consolidated financial statements.

Other Commitments:

Indemnities

The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of March 31, 2022 and December 31, 2021, the Company was not aware of any material asserted or unasserted claims in connection with these indemnity obligations.

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

Concentration of Credit Risk

The Company maintains accounts with financial institutions. All cash in checking accounts is non-interest bearing and is insured by the Federal Deposit Insurance Corporation (FDIC) up to a $250,000 limit. At times, cash balances may exceed the maximum coverage provided by the FDIC on insured depositor accounts. The Company believes it mitigates its risk by depositing its cash and cash equivalents with major financial institutions. At March 31, 2022 and December 31, 2021, the Company had $24,111,296 and $17,503,737 in excess of FDIC insurance, respectively.

Major Customer Concentration

There are no customers whose individual accounts receivable represented 10% or more of the Company’s total accounts receivable as of March 31, 2022. The company had two customers whose accounts receivable individually represented 10% or more of the Company’s total accounts receivable and whose accounts receivable in aggregate accounted for approximately 25% of the Company’s total accounts receivable as of December 31, 2021

The Company has three customers whose revenue individually represented 10% or more of the Company’s total revenue and whose revenue in aggregate accounted for approximately 33% of the Company’s total revenue for the three months ended March 31, 2022 and four customers whose revenue individually represented 10% or more of the Company’s total revenue and in aggregate accounted for approximately 56% of the Company’s total revenue for the three months ended March 31, 2021.

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

Note 16 Income taxes

The following table includes the Company’s income (loss) before income tax provision (benefit), income tax provision (benefit) and effective benefit tax rate for the three months ended March 31:

	2022	2021
Income (loss) before income tax benefit	$(14,718,191)	$(2,761,742)
Income tax benefit	1,578,283	1,182,635
Effective tax rate	(10.7%)	(42.8%)

For the three months ended March 31, 2022 and 2021, the Company’s effective tax rate differed from the statutory rate primarily due to permanent book-tax differences resulting primarily from stock-based compensation expense and the impact of state and local taxes.

Note 17 Subsequent event

On April 20, 2022 the Company entered into a securities purchase agreement with an affiliate of Island Capital Group, LLC pursuant to which the Company issued 1,428,575 shares of Charge’s common stock and three-year warrants to purchase up to 2,000,000 shares of Charge’s common stock at $8.50 per share for an aggregate purchase price of $10,000,025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

You should read this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ending December 31, 2021 (our “2021 Form 10-K”) completely and with the understanding that our actual future results, levels of activity, performance and achievements may be different from what we expect and that these differences may be material. We qualify all of our forward-looking statements by these cautionary statements.

Certain statements contained in this Form 10-Q, which reflect our current views with respect to future events and financial performance, and any other statements of a future or forward-looking nature, constitute “forward-looking statements” for the purpose of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.

Any forward-looking statement in this Form 10-Q reflects our current view with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our business, results of operations, industry and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Form 10-Q in conjunction with the Company’s Annual Report on Form 10-K filed on March 29, 2022, and the documents that we reference herein and therein and have filed as exhibits hereto and thereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Quarterly Report on Form 10-Q also contains or may contain estimates, projections and other information concerning our industry, our business and the markets for our products, including data regarding the estimated size of those markets and their projected growth rates. We obtained the industry and market data in this report from our own research as well as from industry and general publications, surveys and studies conducted by third parties. This data involves a number of assumptions and limitations and contains projections and estimates of the future performance of the industries in which we operate that are subject to a high degree of uncertainty, including those discussed in “Risk Factors.” We caution you not to give undue weight to such projections, assumptions and estimates. Further, industry and general publications, studies and surveys generally state that they have been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe that these publications, studies and surveys are reliable, we have not independently verified the data contained in them. In addition, while we believe that the results and estimates from our internal research are reliable, such results and estimates have not been verified by any independent source.

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

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ending December 31, 2021 filed on March 29, 2022.  This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions.  Our actual results could differ materially from those discussed in these forward-looking statements.

Overview

Charge Enterprises, Inc. consists of a portfolio of global businesses with a vision to build the electrification and telecommunications infrastructure that will address and service requirements for Electrical Vehicle (“EV) Charging (“EVC”) and Wireless Network Infrastructure (“WNI”) which includes 5G, tower, distributed antennae systems (“DAS”), small cell, and electrical infrastructure.

The Company operates in two segments. Financial information about each business segment is contained in Part I, Item 1, “Note 13- Reportable segments” to the Consolidated Financial Statements. Our business segments are as follows:

•	Telecommunications- has provided routing of both voice and data to Carriers and MNO’s globally. for over two decades and the Company will selectively add profitable products and services, such as SMS text, to this long-established business.

•	Infrastructure- focuses on building physical elements of wireless networks, installation of EV charging ecosystems and electrical installation.

Telecommunications

Telecommunications, through our operating subsidiary PTGI International Carrier Services, Inc. (“PTGI”), has provided routing of both voice and data to Carriers and Mobile Network Operators (“MNO’s”) globally for over two decades and the Company will selectively add profitable products and services, such as SMS text, to this long-established business. Telecommunications has contractual relationships with service providers in over 19 foreign countries primarily within Asia, Europe, the Middle East, Africa and North America. The Company provides customers with internet-protocol-based and time-division multiplexing (“TDM”) access for the transport of long-distance voice and data minutes.

The Company operates a global telecommunications network consisting of domestic switching and related peripheral equipment, carrier-grade routers and switches for internet and circuit-based services. To ensure high-quality communications services, our network employs digital switching and fiber optic technologies, incorporates the use of voice-over-internet protocols, SS7/C7 signaling and is supported by comprehensive network monitoring and technical support services.

Infrastructure

Infrastructure has three areas of focus, including:

•	Building physical wireless network elements including 4G and 5G, cell tower, small cell, and in-building applications.

•	Seamless EVC solutions including design, engineering, vendor specification, construction, installation and maintenance of EV chargers.

•	Providing a network of personal charging powerbanks situated in bars, restaurants, transit hubs and sporting arenas.

Products and Services of Infrastructure include:

•	Cell tower construction and modification services,

•	Wireless enterprise solutions,

•	Network monitoring and maintenance,

•	DAS RF engineering design, installation and remote monitoring,

•	Direct Current and Uninterruptable Power Supply primary and secondary systems implementation,

•	Seamless EVC solutions including design, engineering, vendor specification, construction, installation and maintenance of EV chargers, and

•	Installation, management and maintenance of charging kiosks with on-the-go charging solutions for mobile digital devices.

Comparability to Past Periods

Due to acquisitions made over the course of 2021 and 2022, we are presenting both reported and proforma results for consolidated operations and our segments. Results of acquisitions are included in reported results from the date of acquisition closure. Within Telecommunications, the Company acquired PTGi on October 31, 2020. Within Infrastructure, the Company acquired GetCharged on October 12, 2020, ANS on May 21, 2021, BW on December 27, 2021 and EV Depot on January 14, 2022.

Our proforma presentation assumes a full three-month period for all our operations, including acquisitions, for both 2021 and 2022. Management believes that presenting pro forma results is important to understand our financial performance, providing better analysis of trends in our underlying businesses as it allows for comparability to prior period results. The unaudited pro forma results of operations are not intended to represent or be indicative of the consolidated results of operations or financial condition of our company that would have been reported had the acquisitions been completed as of their respective dates and should not be construed as representative of the future consolidated results of operations or financial condition of the combined entity.

Consolidated Results of Operations

In thousands	As Reported			Proforma
	Three months ended March 31,			Three months ended March 31,
			Increase			Increase
	2022	2021	(Decrease)	2022	2021	(Decrease)
Revenues	$162,978	$111,128	$51,850	$163,210	$125,544	$37,666
Cost of Goods Sold	156,508	109,509	46,998	156,595	120,479	36,116
Gross Margin	6,470	1,618	4,852	6,615	5,065	1,550
Stock based compensation	10,744	4,563	6,180	10,744	4,563	6,180
General and administrative	2,997	1,299	1,697	3,045	2,124	921
Salaries and related benefits	4,243	832	3,410	4,256	2,635	1,621
Professional fees	1,064	247	817	1,064	312	753
Depreciation expense	209	50	159	209	186	23
Income (loss) from operations	(12,786)	(5,374)	(7,413)	(12,703)	(4,756)	(7,948)
Other operating (income) expense	1,932	(2,612)	4,544	1,941	(2,616)	4,557
Income tax expense / (benefit)	(1,578)	(1,183)	(396)	(1,578)	(1,183)	(396)
Net income (loss)	$(13,140)	$(1,579)	$(11,561)	$(13,066)	$(957)	$(12,110)

Comparison of the Reported results for three months ended March 31, 2022 and 2021

Revenues

Revenues for the first quarter of 2022 increased $51.9 million to $163.0 million, compared with the first quarter of 2021.  The increase in net revenue for the first quarter was driven by the acquisitions of ANS, BW, and EV Depot as well as an increase in wholesale traffic volumes within Telecommunications.

Cost of Goods Sold

Costs of goods sold for the first quarter of 2022 increased $47.0 million to $156.5 million, compared with the first quarter of 2021. The increase in cost of goods sold is directly related to the increase in customer revenue.  Overall margin percentage increased versus the prior year driven by the acquisitions of ANS, BW and EV Depot, partially offset by a decline in Telecommunications.

Stock Based Compensation

Stock based compensation increased $6.1 million to $10.7 million due to options granted over the past 12 months to members of the Board, newly hired employees, and employees that joined our company as part of an acquisition.

General and Administrative

General and administrative expenses increased $1.7 million in the first quarter of 2022 to $3.0 million when compared to the first quarter of 2021. The increase was attributable to higher consulting, investor relations, marketing and software expense related to growing our business, costs related to our uplist to Nasdaq, and the acquisitions of ANS, BW and EV Depot.

Professional Services

Professional services fees increased $0.8 million to $1.1 million in the first quarter of 2022, primarily due to higher legal and accounting fees related to acquisitions and costs related to our uplist to Nasdaq.

Salaries and Benefits

Salaries and benefits for the first quarter of 2022 increased $3.4 million to $4.2 million when compared with the first quarter of 2021. The increase was principally attributable to investments in personnel associated with our company’s growth and the acquisitions of ANS, BW and EV Depot.

Other Operating (Income) Expense, Net

Other operating expense (income), net for the first quarter of 2022 increased $4.6 million to $1.9 million, compared to the first quarter of 2021. The increase was driven by higher interest and debt amortization cost associated with acquisitions over the past 12 months and investment income of $3.3 million in 2021.

Income Tax Benefit

The Company generated a larger income tax benefit in the first quarter of 2022, compared with the first quarter of 2021. The increase in the provision for income taxes was primarily due to higher losses specifically within the Non-operating corporate segment related to salaries and benefits, stock compensation and interest expenses.

Comparison of the Pro Forma results for three months ended March 31, 2022 and 2021

Revenues

Revenues for the first quarter of 2022 increased $37.7 million to $163.2 million, compared with the first quarter of 2021. The increase in net revenue for the first quarter was primarily due to an increase in wholesale traffic volumes within Telecommunications, increased volume of wireless network installations and electrical construction and additional EV Depot locations within Infrastructure.

Cost of Goods Sold

Costs of goods sold for the first quarter of 2022 increased $36.1 million to $156.6 million, compared with the first quarter of 2021. The increase in cost of goods sold is directly related to the increase in customer revenue within both Telecommunications and Infrastructure.  Overall margin percentage is flat, with an increase in Infrastructure offset by a decline in Telecommunications.

Stock Based Compensation

Stock based compensation increased $6.1 million to $10.7 million due to options granted over the past 12 months to members of the Board, newly hired employees, and employees that joined the company as part of an acquisition.

General and Administrative

General and administrative expenses increased $0.9 million in the first quarter of 2022 to $3.0 million when compared to the first quarter of 2021. The increase was attributable to higher consulting, investor relations, marketing and software expense related to growing the business and costs related to the uplist to the Nasdaq.

Professional Services

Professional services fees increased $0.8 million to $1.1 million in the first quarter of 2022, primarily due to higher legal and accounting fees related to acquisitions and costs related to the uplist to the Nasdaq.

Salaries and Benefits

Salaries and benefits for the first quarter of 2022 increased $1.6 million to $4.2 million when compared with the first quarter of 2021. The increase was principally attributable to investments in personnel associated with the company’s growth.

Other Operating (Income) Expense, Net

Other operating expense (income), net for the first quarter of 2022 increased $4.6 million to $1.9 million, compared to the first quarter of 2021. The increase was driven by higher interest and debt amortization cost associated with acquisitions over the past 12 months and investment income of $3.3 million in 2021.

Income Tax Benefit

The Company generated a larger income tax benefit in the first quarter of 2022, compared with the first quarter of 2021. The increase in the provision for income taxes was primarily due to higher losses specifically within the Non-operating corporate segment related to salaries and benefits, stock compensation and interest expenses.

Financial Results by Segment

Telecommunications

In thousands	As Reported			Proforma
	Three months ended March 31,			Three months ended March 31,
			Increase			Increase
	2022	2021	(Decrease)	2022	2021	(Decrease)
Revenues	$143,360	$111,119	$32,241	$143,360	$111,119	$32,241
Cost of Goods Sold	141,932	109,507	32,425	141,932	109,507	32,425
Gross Margin	1,429	1,612	(184)	1,429	1,612	(184)
Stock based compensation	-	-	-	-	-	-
General and administrative	515	380	135	515	380	135
Salaries and related benefits	319	476	(157)	319	476	(157)
Professional fees	25	17	8	25	17	8
Depreciation expense	44	50	(6)	44	50	(6)
Income (loss) from operations	527	689	(163)	527	689	(163)
Other operating (income) expense	128	472	(344)	128	472	(344)
Income tax expense / (benefit)	(184)	(124)	(61)	(184)	(124)	(61)
Net income (loss)	$583	$341	$242	$583	$341	$242

Comparison of the Reported and Pro Forma results for three months ended March 31, 2022 and 2021

Revenues

Revenues increased $32.2 million to $143.6 million driven by changes in our customer mix and overall increase in wholesale traffic volumes compared to 2021 driven by higher voice demand as a result of geo-political unrest in Eastern Europe. The rapid development of new technologies, services and products has eliminated many of the traditional distinctions among wireless, cable, internet, local and long distance communication services. While revenues increased in the first quarter, the company continues to expect downward pressure on revenues over time due to the pace of technology development, emergence of new products, and intense competition.

Cost of Goods Sold

Cost of goods sold increased $32.4 million to $141.9 million driven by the change in customer revenue. Gross margin percentage in this business decreased year over year due to customer mix.

General and Administrative

General and administrative increased $0.1 million to $0.5 million primarily due to changes in classification of certain resources between general and administrative and salaries and benefits.

Salaries and Benefits

Salaries and benefits decreased $0.2 million to $0.3 million due to certain changes in classification between salaries and benefits and general and administrative and allocations to Non-operating Corporate in 2021.

Infrastructure

In thousands	As Reported			Proforma
	Three months ended March 31,			Three months ended March 31,
			Increase			Increase
	2022	2021	(Decrease)	2022	2021	(Decrease)
Revenues	$19,618	$8	$19,609	$19,850	$14,425	$5,425
Cost of Goods Sold	14,576	3	14,573	14,663	10,972	3,691
Gross Margin	5,042	6	5,036	5,186	3,452	1,734
Stock based compensation	-	-	-	-	-	-
General and administrative	1,060	386	674	1,108	1,210	(102)
Salaries and related benefits	2,120	83	2,037	2,134	1,886	247
Professional fees	60	6	54	60	70	(11)
Depreciation expense	166	-	166	166	136	30
Income (loss) from operations	1,637	(469)	2,105	1,720	149	1,570
Other operating (income) expense	449	5	444	458	-	458
Income tax expense / (benefit)	(90)	-	(90)	(90)	-	(90)
Net income (loss)	$1,278	$(473)	$1,751	$1,352	$149	$1,202

Comparison of the Reported results for three months ended March 31, 2022 and 2021

Revenues

Revenues increased $19.6 million to $19.6 million primarily driven by the acquisitions of ANS, BW, and EV Depot.

Cost of Goods Sold

Cost of goods sold increased $14.6 million to $14.6 million directly correlated with the change in revenues.

General and Administrative

General and administrative increased $0.6 million to $1.1 million driven primarily by the acquisitions of ANS, BW, and EV Depot.

Salary and Benefits

Salary and benefits increased $2.0 million to $2.1 million driven by the acquisitions of ANS, BW, and EV Depot.

Other Operating (Income) Expense, Net

Other operating (income) expense increased $0.4 million to $0.4 million due to unrealized loss on marketable securities held in the operating segment.

Comparison of the Pro Forma results for three months ended March 31, 2022 and 2021

Revenues

Revenues increased $5.4 million to $19.9 million primarily driven by higher wireless network installations, an increase in electrical contracting services and additional EV Depot locations.

Cost of Goods Sold

Cost of goods sold increased $3.7 million to $14.7 million directly correlated with the change in revenues with a slight increase in margin percentage due to mix and nature of jobs during the period.

General and Administrative

General and administrative decreased $0.1 million to $1.1 million driven by lower consulting spend, partially offset by other investments to support the growth of the segment.

Salary and Benefits

Salary and benefits increased $0.2 million to $2.1 million driven by increased hiring to support the growth of the business.

Other Operating (Income) Expense, Net

Other operating (income) expense increased $0.5 million to $0.5 million due to unrealized loss on marketable securities held in the operating segment.

Non-operating Corporate Segment

In thousands	As Reported			Proforma
	Three months ended March 31,			Three months ended March 31,
			Increase			Increase
	2022	2021	(Decrease)	2022	2021	(Decrease)
Revenues	$-	$-	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-	-	-
Gross Margin	-	-	-	-	-	-
Stock based compensation	10,744	4,563	6,180	10,744	4,563	6,180
General and administrative	1,422	534	888	1,422	534	888
Salaries and related benefits	1,804	273	1,531	1,804	273	1,531
Professional fees	980	224	755	980	224	755
Depreciation expense	-	-	-	-	-	-
Income (loss) from operations	(14,950)	(5,595)	(9,355)	(14,950)	(5,595)	(9,355)
Other operating (income) expense	1,355	(3,089)	4,444	1,355	(3,089)	4,444
Income tax expense / (benefit)	(1,304)	(1,059)	(245)	(1,304)	(1,059)	(245)
Net income (loss)	$(15,001)	$(1,447)	$(13,554)	$(15,001)	$(1,447)	$(13,554)

Comparison of the Reported and Pro Forma results for three months ended March 31, 2022 and 2021

Stock Based Compensation

Stock based compensation increased $6.1 million to $10.7 million due to options granted over the past 12 months to members of the Board, newly hired employees, and employees that joined the company as part of an acquisition.

General and Administrative

General and administrative expenses increased $0.9 million to $1.4 million driven by higher consulting, investor relations, marketing and software expense related to growing the business and costs related to the uplist to the Nasdaq.

Professional Services

Professional services fees increased $0.8 million to $1.0 million driven by higher legal and accounting fees related to acquisitions and costs related to the uplist to the Nasdaq.

Salaries and Benefits

Salaries and benefits increased $1.5 million to $1.8 million driven by investments in personnel associated with the Company’s growth and certain allocations from Telecommunications beginning in 2021.

Other Operating (Income) Expense

Other operating expenses increased $4.4 million to $1.4 million driven by higher interest and debt amortization and investment income of $3.3 million in 2021.

Liquidity and Capital Resources

Our current operations have been focused primarily on business planning and raising capital. Our primary sources of liquidity are operating cash flows and private placement investment and debt. In order to finance acquisitions, we have issued and have outstanding approximately $40.3 million aggregate principal amount of convertible and non-convertible promissory notes throughout 2020 and 2021. We assess our liquidity in terms of our ability to generate cash to fund our short- and long-term cash requirements. We believe that our operating cash flows access to funding is sufficient to fund our cash requirements for the next 12 months. In the event that our plans change or our cash requirements are greater than we anticipate, we may need to access the capital markets to finance future cash requirements. However, there can be no assurance that such financing will be available to us should we need it or, if available, that the terms will be satisfactory to us and not dilutive to existing shareholders.

Funding

On April 20, 2022, we entered into a securities purchase agreement with an affiliate of Island Capital Group, LLC pursuant to which we issued 1,428,575 shares of Charge’s common stock and three-year warrants to purchase up to 2,000,000 shares of Charge’s common stock at $8.50 per share for an aggregate purchase price of $10,000,025.

On February 25, 2022, we entered into a securities purchase agreement with an affiliate of Island Capital Group LLC pursuant to which we issued 3,856,000 shares of Series C Preferred Stock in an aggregate face value of $12,050,000 for an aggregate purchase price of $10,845,000.

On December 17, 2021, we entered into a securities purchase agreement with funds affiliated with Arena Investors LP pursuant to which we issued a note payable in an aggregate face value of $15.9 million for an aggregate purchase price of $13.3 million. The notes have a coupon of 7.5% and a 23-month term and matures on November 19, 2023. In addition, as part of the securities purchase agreement, we issued (i) 2,370,370 shares of Series C Preferred to the investors at an aggregate purchase price of $6.7 million and (ii) warrants to purchase up to 2,370,370 shares of Charge’s common stock at $4.00.

On May 19, 2021, we entered a securities purchase agreement with funds affiliated with Arena Investors LP pursuant to which we issued (i) convertible notes in an aggregate principal amount of $5.6 million for an aggregate purchase price of $5 million that are convertible at any time, at the holder’s option, into shares of our common stock at a conversion price of $3.00 per share and mature on May 19, 2024, and (ii) non-convertible notes payable in an aggregate face value (includes 7.5% premium and 10% original issue discount) of $11.9 million for an aggregate purchase price of $10 million, with a coupon of 8% and an 18-month term and mature on November 19, 2022. The non-convertible notes maturity date was extended to November 19, 2023. Both issuances are referred to as the “May 2021 Notes”. In connection with the issuance of the May 2021 Notes, we issued to the investors warrants to acquire 1,870,000 shares of Charge’s common stock.

Cash Flows

The following table summarizes our cash flow activity, as reported within the Consolidated Statements of Cash Flows, followed by a discussion of the major drivers impacting operating, investing and financing cash flows for the three months ended March 31:

In thousands	2022	2021
Total cash provided by (used in):
Operating activities	$14,716	(250)
Investing activities	(15,247)	(266)
Financing activities	8,659	0
Effect of foreign currency exchange rates on cash and cash equivalents	15	-
Net increase (decrease) in cash and cash equivalents	$8,143	(516)

Cash Flows from Operating Activities

Our cash flows from operating activities primarily include net income adjusted for (i) non-cash items included in net income, such as depreciation and amortization, stock-based compensation, amortization of debt discount, impairments, and (ii) changes in the balances of operating assets and liabilities. The increase in cash provided by operating activities is primarily due to the negotiation of payment terms and timing of payables and receivables.

Cash Flows from Investing Activities

The increase in net cash used by investing activities was primarily due to the purchase of marketable securities.

Cash Flows from Financing Activities

The increase in cash provided by financing activities is primarily due to the issuance of Series C Preferred Stock in 2022.

Off-Balance Sheet Arrangements

As of March 31, 2022 and December 31, 2021, Charge did not have any off-balance sheet arrangements.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. “Note 2—Summary of significant accounting policies” to the Consolidated Financial Statements in our 2021 Form 10-K describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Our critical accounting estimates, identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2021 Form 10-K, are stock based compensation, revenue recognition, goodwill, and income taxes. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the consolidated financial statements, and actual results could differ materially from the amounts reported.

Recent Accounting Pronouncements

See Part I, Item 1, “Note 2—Summary of significant accounting policies” for a detailed description of Recent Accounting Pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES.

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

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we may be involved in legal proceedings in the ordinary course of business. We are currently not a party to any legal proceedings that we believe would have a material adverse effect on our business, financial condition or results of operations.

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. An investor or potential investor should consider the risks summarized below and under the caption “Risk Factors” in Part I, Item 1A of our 2021 Form 10-K when making investment decisions regarding our securities. The risk factors that were disclosed in our 2021 Form 10-K have not materially changed since the date of our 2021 Form 10-K was filed except for those risk factors noted below.

Risks Related to Compliance and Regulation

If we fail to develop and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.  As a result, our current and potential stockholders could lose confidence in our financial reports, which could harm our business and the trading price of our Common Stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud.  Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and, depending on our future growth, may require our independent registered public accounting firm to annually attest to our evaluation, as well as issue their own opinion on our internal controls over financial reporting.  The process of implementing and maintaining proper internal controls and complying with Section 404 is expensive and time consuming.  We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future.  Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective.  Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.  If we or our auditors discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price.  In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for continued listing on Nasdaq and the inability of registered broker-dealers to make a market in our Common Stock, which may reduce our stock price.

Risks Related to Our Common Stock

There has been a limited public market for our Common Stock, and we do not know whether one will develop to provide investors adequate liquidity. Furthermore, the trading price for our Common Stock, should an active trading market develop, may be volatile and could be subject to wide fluctuations in per-share price.

Our Common Stock is listed on the Nasdaq Capital Market under the trading symbol “CRGE”. Prior to April 12, 2022, our Common Stock was quoted on the OTC Pink under the trading symbol “CRGE”. Historically, there has been a limited public market for our Common Stock. We cannot assure investors that an active trading market for our Common Stock will develop or be sustained on the Nasdaq Global Market. The liquidity of any market for the shares of our Common Stock will depend on a number of factors, including:

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

The volatility of the price of our Common Stock may also be impacted by the risks discussed under this “Risk Factors” section of our 2021 Form 10-K, in addition to other factors, including:

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

As of March 31, 2022, we had approximately 189,788,747 shares of Common Stock and warrants for the purchase up to approximately an additional 24,084,772 shares of Common Stock outstanding. All of these warrants are exercisable as of the date of this filing (subject to certain beneficial ownership limitations) as follows: 9,844,402 warrants at an exercise price of $0.50 per share, 10,000,000 warrants at an exercise price of $2.00 per share and 4,240,370 warrants at an exercise price of $4.00 per share. We also have 2,395,105 shares of our Series B Preferred Stock outstanding, which is convertible into 2,395,105 shares of common stock and 6,226,370 shares of our Series C Preferred Stock outstanding, which is convertible into 6,226,370 shares of Common Stock. As described more fully below, holders of our notes and warrants may elect to receive a substantial number of shares of Common Stock upon conversion of the notes and/or exercise of the warrants. The amount of Common Stock reserved for issuance may have an adverse impact on our ability to raise capital and may affect the price and liquidity of our Common Stock in the public market. In addition, the issuance of these shares of Common Stock will have a dilutive effect on current stockholders’ ownership.

The conversion of outstanding convertible notes into shares of Common Stock could materially dilute our current stockholders.

As of March 31, 2022, we had approximately $12.5 million aggregate principal amount of convertible notes outstanding, at various conversion prices. The conversion prices of these notes may be less than the market price of our Common Stock at the time of conversion, and which may be subject to future adjustment due to certain events, including our issuance of Common Stock or common stock equivalents at an effective price per share lower than the conversion rate then in effect. If the entire principal amount of all the outstanding convertible notes is converted into shares of Common Stock, we would be required to issue an aggregate of no less than approximately 30 million shares of Common Stock. If we issue all of these shares, the ownership of our current stockholders will be diluted.

There can be no assurance that we will be able to comply with the continued listing standards of the Nasdaq Global Market. Our failure to meet the continued listing requirements of the Nasdaq Global Market could result in a de-listing of our Common Stock.

We cannot assure you that we will be able to comply with the other standards that we are required to meet in order to maintain a listing of our Common Stock on the Nasdaq Global Market. If after listing, we fail to satisfy the continued listing requirements of the Nasdaq Global Market, such as the corporate governance requirements or the minimum stockholder’s equity requirement, the Nasdaq Global Market may take steps to de-list our common stock. Such a de-listing would likely have a negative effect on the price of our Common Stock and would impair our shareholders’ ability to sell or purchase our Common Stock when they wish to do so. In the event of a de-listing, we would take actions to restore our compliance with the Nasdaq Global Market’s listing requirements, but we can provide no assurance that any action taken by us would result in our Common Stock becoming listed again, or that any such action would stabilize the market price or improve the liquidity of our Common Stock.

Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit a stockholder’s ability to buy and sell our common stock, which could depress the price of our common stock.

FINRA has adopted rules that require a broker-dealer to have reasonable grounds for believing that the investment is suitable for that customer before recommending an investment to a customer. Prior to recommending low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. Thus, the FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit their ability to buy and sell our shares of Common Stock, have an adverse effect on the market for our shares of Common Stock, and thereby depress our price per share of Common Stock.

We are an “emerging growth company” and as a result of our reduced disclosure requirements applicable to emerging growth companies, our Common Stock may be less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.  We could remain an “emerging growth company” until the earliest to occur of (i) December 31, 2026, (ii) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission.  We cannot predict whether investors will find our Common Stock less attractive because we will rely on these exemptions.  If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Market Information

Our Common Stock has been listed on the Nasdaq Global Market since April 12, 2022.  Our Common Stock was quoted on the Pink Open Market from January 27, 2021 to April 11, 2022. Our Common stock is currently quoted under the trading symbol “CRGE”. Trading volume of our Common Stock has often been very limited. As a result, the trading price of our Common Stock has been subject to significant fluctuations. There can be no assurance that a liquid market will develop in the foreseeable future.

Recent Sales of Unregistered Securities

Except as set forth below, we did not sell any of our equity securities during the three months ended March 31, 2022 that were not registered under the Securities Act and were not previously reported on a Current Report on Form 8-K filed by us.

•	During the quarter ended March 31, 2022, we granted options to purchase an aggregate of 2,550,000 shares of Common Stock with a weighted average exercise price of $3.47 per share.
•

During the quarter ended March 31, 2022, we issued 319,500 shares of Common Stock upon the conversion of outstanding promissory notes in the aggregate principal amount of $75,000 plus accrued interest of $4,988.

We deemed the issuances of the securities described above to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, relative to transactions by an issuer not involving a public offering.

Purchases of Equity Securities by the Issuer and Affiliate Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

We anticipate holding this year’s Annual Meeting of Stockholders on September 22, 2022. In accordance with Rule 14a-8 under the Exchange Act and our Bylaws, stockholder proposals intended to be presented at the Meeting must be received at 125 Park Avenue, 25th Floor, Attention: Investor Relations, New York, NY 10017 by June 24, 2022.

ITEM 6. EXHIBITS

See the exhibit index, which is incorporated herein by reference.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
31.1	CERTIFICATION BY THE CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002					*

31.2	CERTIFICATION BY THE CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002					*

32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002					**

32.1	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002					**

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Calculation Linkbase.
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Definition Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2022	CHARGE ENTERPRISES, INC.

	By:	/s/ Andrew Fox
	Name	Andrew Fox
	Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Leah Schweller
Name	Leah Schweller
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

