Form 10-Q
period 2022-06-30
Charge Enterprises, Inc.
filed 2022-08-15
CIK 1277250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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

As of August 1, 2022, a total of 206,157,652 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Special Note Regarding Forward--Looking Statements

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

Any forward-looking statement in this Form 10-Q reflects our current view with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our business, results of operations, industry and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Form 10-Q in conjunction with our Annual Report on Form 10-K filed on March 29, 2022, and the documents that we reference herein and therein and have filed as exhibits hereto and thereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

2

Charge Enterprises, Inc.

Quarterly Report on Form 10-Q

PART II. OTHER INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

CHARGE ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$46,581,305	$18,238,264
Accounts receivable net of allowances of $202,220 and $176,949, respectively	75,068,872	73,334,183
Inventory	168,430	111,070
Deposits, prepaids and other current assets	3,034,526	1,721,222
Investments in marketable securities	16,325,152	9,618,743
Investments in non-marketable securities	100,000	100,000
Cost in excess of billings	8,258,082	4,812,483
Total current assets	149,536,367	107,935,965

Property, plant and equipment, net	1,697,810	2,011,668
Intangible assets, net	11,063,395	-
Finance lease asset	381,110	469,645
Operating lease right-of-use asset	3,800,935	1,558,052
Non-current assets	232,000	-
Goodwill	36,017,209	26,054,522
Deferred tax asset	4,579,213	5,579,660
Total assets	$207,308,039	$143,609,512

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$99,752,963	$71,428,301
Accrued liabilities	8,162,742	5,739,475
Deferred revenue	5,276,074	7,017,392
Derivative liability	40,442,518	-
Convertible notes payable, net of discount	-	2,700,337
Line of credit	2,757,218	1,898,143
Finance lease liability	159,215	159,215
Operating lease liability	1,325,013	125,191
Total current liabilities	157,875,743	89,068,054

Non-current liabilities
Finance lease liability, non-current	134,639	218,825
Operating lease liability, non-current	2,552,449	1,442,743
Notes payable, net of discount	22,253,430	26,087,523
Convertible notes payable, net of discount	-	4,475,260
Total liabilities	182,816,261	121,292,405

Mezzanine Equity
Series B Preferred Stock (239,510 and 2,395,105 shares issued and outstanding at June 30, 2022 and December 31, 2021)	685,000	6,850,000
Series C Preferred Stock (6,226,379 shares issued and outstanding at June 30, 2022)	16,571,656	-
Total Mezzanine Equity	17,256,656	6,850,000

Commitments, contingencies and concentration risk (Note 16)

Stockholders' Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized;
Series C: 2,370,370 shares issued and outstanding at December 31, 2021	-	237
Series D: 1,177,023 shares issued and outstanding at June 30, 2022	118	-
Common stock, $0.0001 par value; 750,000,000 shares authorized 206,082,652 and 184,266,934 issued and outstanding at June 30, 2022 and December 31, 2021	20,608	18,426
Common stock to be issued, 0 shares at June 30, 2022 and 6,587,897 December 31, 2021	-	658
Additional paid in capital	182,479,967	126,869,604
Accumulated other comprehensive income (loss)	(32,859)	(32,289)
Accumulated deficit	(175,232,712)	(111,389,529)
Total stockholders' equity	7,235,122	15,467,107
Total liabilities and stockholders' equity	$207,308,039	$143,609,512

The accompanying notes are an integral part of these consolidated financial statements.

CHARGE ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021

Revenues	$181,040,612	$129,576,795	$344,018,502	$240,710,698
Cost of Goods Sold	173,759,629	127,425,665	330,267,261	236,985,532
Gross Margin	7,280,983	2,151,130	13,751,241	3,725,166

Operating expenses
Stock based compensation	9,760,707	9,230,400	20,504,339	13,793,596
General and administrative	3,907,831	2,140,701	6,904,515	3,395,701
Salaries and related benefits	4,127,328	1,791,076	8,370,009	2,623,460
Professional fees	848,122	585,449	1,912,609	832,601
Depreciation and amortization expense	1,103,065	97,956	1,312,119	147,903
Total operating expenses	19,747,053	13,845,582	39,003,591	20,793,261

(Loss) from operations	(12,466,070)	(11,694,452)	(25,252,350)	(17,068,095)

Other income (expenses):
Income (loss) from investments, net	(912,369)	859,614	(1,022,375)	4,261,328
Amortization of debt discount	(6,414,071)	(920,914)	(7,443,668)	(982,788)
Amortization of debt discount, related party	-	-	-	(95,127)
Interest expense	(745,728)	(267,681)	(1,480,781)	(448,683)
Other income (expense), net	715,238	(10,508)	913,591	(10,838)
Foreign exchange adjustments	169,411	(61,234)	(86,191)	(512,712)
Total other expenses, net	(7,187,519)	(400,723)	(9,119,424)	2,211,180

Income (loss) before income taxes	(19,653,589)	(12,095,175)	(34,371,774)	(14,856,915)

Income tax benefit (expense)	11,337	2,010,198	1,589,620	3,192,832

Net (loss)	$(19,642,252)	$(10,084,977)	$(32,782,154)	$(11,664,083)
Deemed dividend	(32,841,317)	-	(36,697,317)	-
Preferred dividends	(352,826)	-	(619,813)	-
Net loss available to common stockholders	$(52,836,395)	$(10,084,977)	$(70,099,284)	$(11,664,083)

Basic and diluted loss per share available to common stockholders	$(0.27)	$(0.07)	$(0.37)	$(0.08)

Weighted average number of shares outstanding, basic and diluted	193,507,946	151,120,416	190,965,948	149,463,702

The accompanying notes are an integral part of these consolidated financial statements.

CHARGE ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net loss	$(19,642,252)	$(10,084,977)	$(32,782,154)	$(11,664,083)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(675)	(62,630)	(570)	(82,086)
Other comprehensive income (loss), net of tax	(675)	(62,630)	(570)	(82,086)
Comprehensive income (loss)	$(19,642,927)	$(10,147,607)	$(32,782,724)	$(11,746,169)

The accompanying notes are an integral part of these consolidated financial statements.

CHARGE ENTERPRISES, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2021	2,370,370	$237	184,266,934	$18,426	6,587,897	$658	$126,869,604	$(32,289)	$(111,389,529)	$15,467,107

Stock-based compensation expense	-	-	-	-	-	-	10,743,632	-	-	10,743,632

Declaration of preferred dividends	-	-	-	-	-	-	-	-	(266,984)	(266,984)

Series C Preferred Stock	3,856,000	386	-	-	-	-	12,049,614	-	-	12,050,000

Beneficial conversion feature arising from preferred stock	-	-	-	-	-	-	2,651,000	-	-	2,651,000

Deemed dividend in connection with Series C Preferred Stock	-	-	-	-	-	-	-	-	(3,856,000)	(3,856,000)

Common stock issued for acquisition	-	-	5,201,863	520	-	-	17,529,758	-	-	17,530,278

Conversion of debt into common stock	-	-	319,950	33	-	-	79,957	-	-	79,990

Net loss	-	-	-	-	-	-	-	105	(13,139,902)	(13,139,797)

Balance, March 31, 2022	6,226,370	$623	189,788,747	$18,979	6,587,897	$658	$169,923,565	$(32,184)	$(128,652,415)	$41,259,226

Stock-based compensation expense	-	-	-	-	-	-	9,342,734	-	-	9,342,734

Declaration of preferred dividends	-	-	-	-	-	-	-	-	(352,827)	(352,827)

Series D Preferred Stock	1,177,023	118	-	-	-	-	12,498,771	-	-	12,498,889

Common stock issued for private placement	-	-	1,428,575	143	-	-	4,695,721	-	-	4,695,864

Issuance of warrants for private placement	-	-	-	-	-	-	5,304,161	-	-	5,304,161

Issuance of shares committed in prior period	-	-	1,862,146	186	(1,862,146)	(186)	-	-	-	-

Settlement of holdback shares for acquisition	-	-	4,725,748	472	(4,725,748)	(471)	-	-	-	1

Exercise of warrants	-	-	5,973,515	597	-	-	1,071,827	-	-	1,072,424

Exercise of stock options	-	-	10,000	1	-	-	19,999	-	-	20,000

Exercise of restricted stock units	-	-	138,327	14	-	-		-	-	14

Conversion of Series B Preferred into common stock	-	-	2,155,594	216	-	-	6,164,784	-	-	6,165,000

Classification of Preferred C to Mezzanine Equity	(6,226,370)	(623)	-	-	-	-	(18,940,395)	-	6,256,100	(12,684,917)

Deemed dividend in connection with reclass of warrants to Derivative Liability	-	-	-	-	-	-	(7,601,201)	-	(32,841,317)	(40,442,518)

Other	-	-	-	-	(3)	(1)	1	-	(1)	(1)

Net loss	-	-	-	-	-	-	-	(675)	(19,642,252)	(19,642,927)

Balance, June 30, 2022	1,177,023	$118	206,082,652	$20,608	-	$-	$182,479,967	$(32,859)	$(175,232,712)	$7,235,122

The accompanying notes are an integral part of these consolidated financial statements.

CHARGE ENTERPRISES, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2020	1,000,000	$1,000	140,018,383	$140,018	13,425,750	$13,426	$72,583,222	$60,375	$(52,144,946)	$20,653,095

Shares of common stock from prior year issued	-	-	8,700,000	8,700	(8,700,000)	(8,700)	-	-	-	-

Common stock issued for services	-	-	66,092	66	-	-	167,282	-	-	167,348

Conversion of debt and accrued interest	-	-	644,499	644	3,478,795	3,479	1,006,527	-	-	1,010,650

Stock-based compensation expense	-	-	-	-	-	-	4,563,197	-	-	4,563,197

Adjustment to par value	-	-	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	(19,456)	(1,579,107)	(1,598,563)

Balance, March 31, 2021	1,000,000	$1,000	149,428,974	$149,428	8,204,545	$8,205	$78,320,228	$40,919	$(53,724,053)	$24,795,727

Shares of common stock from prior period issued	-	-	2,783,089	2,783	(2,783,089)	(2,783)	-	-	-	-

Common stock issued for services	-	-	67,000	67	-	-	111,488	-	-	111,555

Stock-based compensation expense	-	-	-	-	-	-	9,230,399	-	-	9,230,399

Warrants issued in connection with debt	-	-	-	-	-	-	2,654,300	-	-	2,654,300

Derivative liability reclassed to equity	-	-	-	-	-	-	750,000	-	-	750,000

Net loss	-	-	-	-	-	-	-	(62,630)	(10,084,977)	(10,147,607)

Balance, June 30, 2021	1,000,000	$1,000	152,279,063	$152,278	5,421,456	$5,422	$91,066,415	$(21,711)	$(63,809,030)	$27,394,374

The accompanying notes are an integral part of these consolidated financial statements.

CHARGE ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,782,154)	$(11,664,083)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,312,119	147,903
Stock-based compensation	20,086,367	13,819,067
Stock issued for services	-	278,903
Change in fair value of derivative liabilities	-	400
Amortization of debt discount	7,443,668	982,788
Amortization of debt discount, related party	-	95,127
Amortization of debt issue costs	-	10,438
Loss on foreign currency exchange	86,191	533,663
Net (income) loss from investments	1,022,375	(4,261,328)
Other (income) expense, net	(854,850)	-
Income tax (benefit) expense	(1,589,620)	(3,195,383)
Changes in working capital requirements:
Accounts receivable	(1,733,639)	5,630,739
Accrued revenue	3,842,574	(654,303)
Inventory	(57,360)	(25,759)
Deposits, prepaids and other current assets	(304,368)	2,317,539
Other assets	(29,538)	(103,260)
Costs in excess of billings	(7,288,173)	-
Accounts payable	27,162,062	(3,031,568)
Accrued expenses	1,235,985	482,204
Other current liabilities	(173,601)	-
Deferred revenue	(1,741,320)	-
Other comprehensive income	(571)	(82,086)
Net cash used in operating activities	15,636,147	1,281,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(70,542)	(801,254)
Sale of intellectual property	159,434	-
Purchase of marketable securities	(43,255,509)	(42,529,309)
Sale of marketable securities	34,901,415	39,731,309
Purchase of non-marketable securities	-	(100,000)
Acquisition of ANS	-	(12,948,324)
Acquisition of EV Depot	(1,231,250)	-
Cash acquired in acquisition	104,485	40,940
Net cash (used in) provided by investing activities	(9,391,967)	(16,606,638)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash receipts from issuance of notes payable	-	10,000,000
Cash receipts from issuance of convertible notes payable	-	5,000,000
Proceeds from sale of Common Stock	10,000,025	-
Proceeds from sale of Series C Preferred Stock	10,845,000	-
Proceeds from exercise of warrants	1,072,424	-
Proceeds from exercise of stock options	20,000	-
Draws from revolving line of credit, net	859,075	(703,650)
Cash paid for contingent liability	-	(61,232)
Payment on financing lease	(102,295)	(7,525)
Payment of dividends	(498,598)	-
Net cash provided by financing activities	22,195,631	14,227,593

Foreign currency adjustment	(96,770)	(485,222)

NET INCREASE IN CASH AND CASH EQUIVALENTS	28,343,041	(1,583,267)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,238,264	11,629,303
CASH AND CASH EQUIVALENTS, END OF PERIOD	$46,581,305	$10,046,036

Supplemental disclosure of cash flow information
Cash paid for interest expense	$1,476,842	$247,900

Non-cash investing and financing activities:
Issuance of Series B Preferred Stock for acquisition	-	6,850,000
Issuance of common stock for acquisition	$17,530,278	$-
Debt discount associated with promissory notes	$-	$4,296,911

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

The Company operates in two segments: Telecommunications, which provides connection of voice calls, data and Short Message Services (SMS) to global carriers and Infrastructure which builds physical wireless network elements, provides electrical construction services and installs and maintains EV charging stations and infrastructure. Financial information about each business segment is contained in Note 14 Reportable segments.

Note 2 Summary of significant accounting policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 have not been audited by an independent registered public accounting firm. These unaudited consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2021 and reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position as of June 30, 2022 and the results of operations, equity, comprehensive income (loss) and cash flows for the periods presented herein.

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

During the second quarter ended June 30, 2022, the Company identified Series C Preferred Stock that should be presented as Mezzanine Equity that previously had been presented in Preferred Stock for $237 and $623 and Additional Paid-in Capital for $7.4 million and $19.5 million within Stockholders’ Equity on the consolidated balance sheet at December 31, 2021 and March 31, 2022 respectively. The Series C Preferred Stock is reflected in Mezzanine Equity net of a beneficial conversion feature at $16.6 million on the consolidated balance sheet as of June 30, 2022. The Company concluded that this correction to presentation is not material to the prior year.

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and the Company has and intends to continue to take advantage of certain exemptions from various reporting requirements.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“AUS 2020-06”). ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective January 1, 2024, for the Company. Early adoption is permitted. Management is currently evaluating the effect of the adoption of ASU 2020-06 on the consolidated financial statements, but currently does not believe ASU 2020-06 will have a significant impact on the Company’s accounting for its convertible debt instruments. The effect will largely depend on the composition and terms of the financial instruments at the time of adoption.

In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805) . This ASU requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of the ASU should be applied prospectively. Early adoption is also permitted, including adoption in an interim period. If early adopted, the amendments are applied retrospectively to all business combinations for which the acquisition date occurred during the fiscal year of adoption. Management is currently evaluating the effect of the adoption of ASU 2021-08 on the consolidated financial statements.

Note 3 Property, plant and equipment

Property, plant and equipment consisted of the following:

	June 30, 2022	December 31, 2021

Equipment	$5,949,692	$5,924,332
Computer hardware	468,122	468,122
Computer software	36,932	36,932
Furniture and fixtures	106,424	106,424
Vehicles	2,841,820	2,830,883
Leasehold improvements	5,560	5,560
	9,408,550	9,372,253
Less: Accumulated depreciation	(7,710,740)	(7,360,584)
Property, plant and equipment - net	$1,697,810	$2,011,668

Depreciation expense was $241,843 and $450,897 for the three and six months ended June 30, 2022, respectively.  Depreciation expense was $97,956 and $147,903 for the three and six months ended June 30, 2021, respectively.

Note 4 Marketable securities and other investments

Our marketable securities are stated at fair value in accordance with ASC Topic 321, Investments- Equity Securities. Any changes in the fair value of the Company’s marketable securities are included in net income under the caption of income (loss) from investments, net on the Consolidated Statements of Operations. The market value of the securities is determined using prices as reflected on an established market. Realized and unrealized gains and losses are determined on an average cost basis. The marketable securities are investments predominately in shares of large publicly traded securities which are being invested until such time the funds are needed for operations. The investments in marketable securities totals $16,325,152 and $9,618,743, as of June 30, 2022 and December 31, 2021 respectively.

The value of these marketable securities is as follows:

	June 30, 2022			December 31, 2021
Description of Securities	Brokerage Account	Other Securities	Total	Brokerage Account	Other Securities	Total
Cost	$18,169,580	$120,000	$18,289,580	$10,428,724	$120,800	$10,549,524
Gross Unrealized Gains	-	-	-	-	-	-
Gross Unrealized Losses	(1,853,728)	(110,700)	(1,964,428)	(840,881)	(89,900)	(930,781)
Fair Value	$16,315,852	$9,300	$16,325,152	$9,587,843	$30,900	$9,618,743

The above marketable securities are reflected as level 1 assets as the security prices are quotes in an established market. During the three and six months ended June 30, 2022, the Company recognized a net loss of $912,369 and $1,022,375 respectively, within income (loss) from investments, net on the Consolidated Statement of Operations, which includes $205,554 of realized loss and $301,419 of realized gains, respectively, and unrealized loss of $706,815 and $1,323,794, respectively.

Note 5 Business acquisitions

EV Group Holdings LLC

The Company entered into an agreement and plan of merger, dated January 14, 2022, with the shareholders of EV Group Holdings LLC (“EV Depot”) pursuant to which the Company agreed to purchase all the issued and outstanding shares of EV Depot for an aggregate purchase price of $18,787,105. $17,530,278 of the aggregate purchase price payable to the shareholders of EV Depot will be payable through the issuance of 5,201,863 shares of common stock. The agreement includes a clause protecting the sellers whereby if the average price of Charge’s common stock for the month ending December 31, 2022 is less than the per share price of Charge’s common stock determined at closing, the Company will increase the number of shares of common stock issued. The Company recorded this as a contingent consideration liability. The agreement also included a clause for gross margin protection to the Company should the 2022 gross margin of EV Depot fall below target levels, the Company will reduce the number of shares of common stock to be issued to EV Depot. The Company recorded this as a contingent consideration asset. These contingent consideration clauses will be settled on December 31, 2022. The acquisition closed on January 14, 2022. This acquisition has been accounted for using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at fair value as of the acquisition date. The final determination of the fair value of certain assets and liabilities will be completed within the one-year measurement period from the date of acquisition as required by Accounting Standards Codification (ASC) Topic 805, Business Combinations. This will allow us time to adequately analyze all the factors used in establishing the asset and liability fair values as of the acquisition date. Any potential adjustments could be material in relation to the preliminary values presented below.

The following table summarizes the total considerations as well as the preliminary fair values of the net assets acquired and liabilities assumed as of the January 14, 2022 acquisition date.

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

The determination of goodwill in the amount of approximately $18.5 million was recognized for the EV Depot acquisition as the excess of consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets which cannot be individually identified and separately recognized. The recorded goodwill is not deductible for tax purposes.

The inclusion of the EV Depot acquisition in our Consolidated Financial Statements is not deemed material with respect to the requirement to provide pro-forma results of operations. As such, pro-forma information is not presented.

B W Electrical Services LLC

Our wholly owned subsidiary, Charge Infrastructure, Inc., entered into a securities purchase agreement, dated December 22, 2021, with the shareholders of B W Electrical Services LLC (“BW”) pursuant to which we agreed to purchase all the issued and outstanding shares of BW for an aggregate purchase price of $18,038,570. $4,538,570 of the aggregate purchase price payable to the shareholders of BW through the issuance of 1,285,714 shares of common stock. The acquisition closed on December 27, 2021. While we continue to finalize the preliminary fair values of the net assets acquired and liabilities assumed as of the December 27, 2021 acquisition date, we did not recognize any adjustments in the period ended June 30, 2022. Any potential adjustments could be material in relation to the preliminary values presented previously.

ANS

The Company entered into a securities purchase agreement, dated May 7, 2021, with the shareholders of Nextridge, Inc. and its wholly owned subsidiary, Advanced Network Solutions (collectively “ANS”) pursuant to which we agreed to purchase all the issued and outstanding shares of ANS for an aggregate purchase price of $19,798,324. $6,850,000 of the aggregate purchase price payable to the shareholders of ANS was payable through the issuance of 2,395,105 shares of our Series B preferred stock (the “Series B Preferred”). The acquisition closed on May 21, 2021.

The Company analyzed the acquisition under applicable guidance and determined that the acquisition should be accounted for as a business combination. The acquisition resulted in $5,017,682 in goodwill which was recorded on the reporting unit’s books.  The recorded goodwill is not deductible for income tax purposes.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

	Preliminary Estimate	Measurement Period Adjustments (1)	Revised and Final
Identifiable intangible asset	$-	$11,924,617	$11,924,617
Tangible assets acquired (net of tangible liabilities assumed)	6,380,152	(497,339)	5,882,813
Goodwill	13,418,172	(8,400,490)	5,017,682
Deferred Tax for Identifiable intangible asset	-	(3,026,788)	(3,026,788)
Total	$19,798,324	$-	$19,798,324

(1)  Within one year of acquisition, the Company recorded several measurement period adjustments primarily relating to the establishment of a Customer Relationship intangible asset of $11,924,617 and related Deferred tax liability of $3,026,788. Amortization expense for the three and six months ended June 30, 2022 was $861,222. See Note 6 Intangible assets.

Note 6 Intangible Assets

Intangible assets, which consists of Customer Relationships, are amortized on a straight-line basis over 15 years.  The entire gross carrying value balance of customer relationships as of June 30, 2022 relates to the acquisition of ANS and was recorded in the second quarter of the intangible assets is, a measurement period adjustment to Goodwill (see Note 5- Business Acquisitions) along. The amortization expense for the intangible assets of $861,222 is included within “Depreciation and amortization expense” for the three and six months ended June 30, 2022 on the Consolidated Statement of Operations. As of June 30, 2022, the following is included in “Intangible Assets” on the Consolidated Balance Sheet: with amortization expense of $861,222, upon finalization of purchase accounting, net consisted of the following:

	June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships	$11,924,617	$(861,222)	$11,063,395
Total	$11,924,617	$(861,222)	$11,063,395

Note 7 Related party

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

During the second quarter of 2022, the Company entered into a Special Advisor Agreement with Korr Acquisitions Group. The agreement includes an upfront payment of $500,000 and a monthly advisory fee. Kenneth Orr, the former Chairman of the Company, has sole voting and dispositive power over Korr Acquisitions Group.

Note 8 Convertible notes payable

The Company’s outstanding convertible notes payables as of June 30, 2022 and December 31, 2021 are summarized below:

Convertible Notes Payable:	June 30, 2022	December 31, 2021
Issued on May 8, 2020 (8% interest)	$-	$3,000,000
Issued on November 3, 2020 (8% interest)	-	3,888,889
Issued on May 19, 2021 (8% interest)	-	5,610,000
Issued on April 30, 2021 (6% interest)	-	66,400
Total face value	-	12,565,289
Less: unamortized discount	-	(5,389,693)
Total convertible notes payable	$-	$7,175,597

On June 30, 2022 Convertible Notes Payable of Arena Investors LP with a face value of $12,498,889 (net discounted value of $8,205,504) were exchanged for Series D Preferred Stock. See Note 15 Equity for more details.

April 30, 2020 Sutton Global Note $227,525 Face Value

On April 30, 2020, the former CEO converted his payable into a convertible note with a face value of $ 300,000. The note has a coupon rate of 6% and a maturity date of December 31, 2021. The note is convertible at a rate of $0.0005 per share. Since the note added a conversion option, it resulted in a debt modification requiring the Company to record a loss on modification of debt in the amount of $98,825. On March 25, 2021, Sutton Global Associates converted $149,000 in principal and $12,125 in accrued interest into 644,499 shares of the Company’s common stock. The remaining note balance was subsequently sold to an unrelated party who converted the entire principal and accrued interest balance into 319,950 shares of the company common stock on March 12, 2022.

Interest expense and amortization of debt discount and debt issuance costs for the convertible notes payables is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest Expense	$249,978	$198,303	$497,053	$344,770
Amortization of debt discount	4,845,236	920,914	5,391,022	982,788
Amortization of debt issuance costs	-	-	-	7,397
Total	$5,095,214	$1,119,217	$5,888,075	$1,334,955

The accrued interest relating to the convertible notes payable as of June 30, 2022 and December 2021 was $0 and $183,067, respectively.

Note 9 Convertible notes payable, related parties

The Company did not have any outstanding convertible notes payables, related parties as of June 30, 2022 and December 31, 2021. Interest expense and amortization of debt discount for the six months ended June 30,2021 was $6,019 and $95,127, respectively.

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

Note 10 Line of credit

Advanced Networks Services, LLC (“ANS”) has a revolving $4,000,000 line of credit available with a bank, collateralized by all the assets of ANS. Interest is payable monthly at the Wall Street Journal prime rate (4.75% on June 30, 2022, 3.50% on March 31, 2022, and 3.25% on December 31, 2021). There are no financial commitments or covenants on the line of credit. As of June 30, 2022, and December 31, 2021, the Company had an outstanding balance of $2,757,218 and $1,898,143 respectively on this line of credit.

ANS also has a $750,000 equipment and vehicle line of credit available with a bank. Interest is payable monthly at the Wall Street Journal prime rate. As of June 30, 2022 and December 31, 2021, ANS had no borrowings under this line of credit.

BW has a revolving $3,000,000 line of credit available with a bank, collateralized by all the assets of BW.  Interest is payable monthly at the Wall Street Journal prime rate (4.75% as of June 30, 2022, and 3.25% at December 31, 2021). There are no financial commitments or covenants on the line of credit.  On May 26, 2022, BW renewed the facility with substantially the same terms and an expiration of August 1, 2023. As of June 30, 2022 and December 31, 2021, the Company had no outstanding balance on the line of credit.

Note 11 Notes payable

The Company’s notes payables as of June 30, 2022 and December 31, 2021 are summarized below:

	June 30,	December 31,
	2022	2021
Paycheck Protection Program loan issued February 10, 2021	$-	$2,000,000
Notes payable issued May 19, 2021 (8% interest)	11,860,055	11,860,055
Notes payable issued December 17, 2021 (7.5% interest)	15,925,926	15,925,926
Total face value	27,785,981	29,785,981
Less: unamortized discount	(5,532,551)	(3,698,458)
Carrying value	$22,253,430	$26,087,523

Prior to our acquisition, BW was approved for a Paycheck Protection Program loan on February 10, 2021 from the Small Business Administration (“SBA”) in the amount of $ 2,000,000. In the second quarter of 2022, the loan was forgiven by the SBA. Although the loan was forgiven by the SBA, per our purchase agreement with the sellers of BW in December 2021, if such an event occurred, the Company is obligated to reimburse the SBA loan of $2,000,000 to such sellers. As such, the $2,000,000 SBA loan was reclassified from Notes payable to Accrued liability on the Consolidated Balance Sheet as of June 30, 2022 and will be settled by the end of September 30, 2022.

Interest expense and amortization of debt discount for the notes payable is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest Expense	$484,639	$-	$969,278	$-
Amortization of debt discount	1,568,835	-	2,052,644	-
Total	$2,053,474	$-	$3,021,922	$-

The accrued interest relating to the notes payable as of June 30, 2022 and December 2021 was $0 and $115,250, respectively.

Note 12 Derivative liabilities

The Company does not use financial derivative instruments to manage risk. In June 2022, the Company exchanged the outstanding convertible debt for Series D Preferred Stock.  Concurrently, the warrants that were granted along with the original convertible debt were amended to provide, at the holders’ choice, the option to exercise for a to-be-issued class of our preferred stock, which shall be convertible into the same number of shares of Common Stock as would have been issued upon exercise of such warrants under the original terms.  This amendment caused the instruments to be treated as a derivative liability beginning on June 30, 2022.  The warrants were reclassified from equity to derivative liability and measured at fair value using a Black Scholes model (Level 2 of GAAP fair value hierarchy). The impact was a derivative liability of approximately $40.4 million and a deemed dividend of approximately $32.8 million.  This derivative liability will be revalued on a recurring basis through the Consolidated Statement of Operations.

The Company recorded a derivative liability in 2020 related to convertible debt that contained certain cash true up provisions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics.  No cash payment was triggered, the true up provision expired on June 1, 2021, and the derivative balance was reclassed to additional paid-in-capital in the second quarter of 2021.

For the six months ended June 30, 2022 and 2021, the changes in fair value inputs and assumptions related to the derivative liability, which is reflected in “Other income (expense), net” in the Consolidated Statement of Operations are as follows:

	Six months ended June 30,
	2022	2021
Derivative Liability balance at December 31,	$-	$749,600
Reclass of derivative	40,442,518	(749,200)
Change in fair value of derivative liabilities	-	(400)
Derivative Liability balance at June 30,	$40,442,518	$-

Note 13 Leases

In connection with the Company’s acquisition of EV Depot (see Note 5 Business acquisitions), the Company, as the lessor, recorded $1.3 million and $2.4 million of lease revenue relating to EV Depot’s operating leases in Revenues for the three and six months ended June 30, 2022.

Note 14 Reportable segments

The Company currently has one primary reportable geographic segment - United States. The Company has two reportable operating segments - Telecommunications and Infrastructure.  The Company also have included a Non-operating Corporate segment.  All inter-segment revenues are eliminated.

Summary information with respect to the Company’s operating segments is as follows for the three and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue
Telecommunications	$155,606,953	$125,960,397	$298,967,241	$237,085,903
Infrastructure	25,433,659	3,616,398	45,051,261	3,624,795
Total revenue	$181,040,612	$129,576,795	$344,018,502	$240,710,698

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
(Loss) Income from operations
Telecommunications	$360,590	$587,094	$887,252	$1,276,565
Infrastructure	1,656,342	(271,449)	3,293,159	(739,966)
Non-operating corporate	(14,483,002)	(12,010,097)	(29,432,761)	(17,604,694)
Total (loss) from operations	$(12,466,070)	$(11,694,452)	$(25,252,350)	$(17,068,095)

A reconciliation of the Company's consolidated segment loss from operations to consolidated loss from operations before income taxes and net income (loss) for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Loss from operations	$(12,466,070)	$(11,694,452)	$(25,252,350)	$(17,068,095)
Income (loss) from investments, net	(912,369)	859,614	(1,022,375)	4,261,328
Amortization of debt discount	(6,414,071)	(920,914)	(7,443,668)	(982,788)
Amortization of debt discount, related party	-	-	-	(95,127)
Interest expense	(745,728)	(267,681)	(1,480,781)	(448,683)
Other income (expense), net	715,238	(10,508)	913,591	(10,838)
Foreign exchange adjustments	169,411	(61,234)	(86,191)	(512,712)
Total other expenses	(7,187,519)	(400,723)	(9,119,424)	2,211,180
Loss from operations before income taxes	(19,653,589)	(12,095,175)	(34,371,774)	(14,856,915)
Income tax (expense) benefit	11,337	2,010,198	1,589,620	3,192,832
Net income (loss)	$(19,642,252)	$(10,084,977)	$(32,782,154)	$(11,664,083)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Depreciation and Amortization
Telecommunications	$42,422	$49,648	$85,922	$99,595
Infrastructure	1,060,643	48,308	1,226,197	48,308
Total	$1,103,065	$97,956	$1,312,119	$147,903

	June 30,	December 31,
	2022	2021
Capital Expenditures
Telecommunications	$-	$-
Infrastructure	70,542	1,355,297
Total	$70,542	$1,355,297

	June 30,	December 31,
	2022	2021
Investments
Telecommunications	$-	$-
Infrastructure	1,488,152	2,279,978
Non-operating corporate	14,937,000	7,438,765
Total	$16,425,152	$9,718,743

	June 30,	December 31,
	2022	2021
Total Assets
Telecommunications	$97,257,845	$73,658,598
Infrastructure	80,850,627	56,700,602
Non-operating corporate	111,328,924	79,579,215
Eliminations	(82,129,357)	(66,328,903)
Total	$207,308,039	$143,609,512

Note 15 Equity

Permanent Equity

Preferred Stock

The Company has 10,000,000 shares of Preferred Stock authorized with a par value of $0.0001. No shares of Series A Preferred Stock were issued and outstanding as of June 30,2022 and December 31,2021.

The Company has evaluated each series of the Preferred Stock for proper classification under ASC 480 and ASC 815. ASC 480 generally requires liability classification for financial instruments that are certain to be redeemed, as they represent obligations to purchase shares of stock or represent obligations to issue a variable number of common shares. Both Preferred Series B and Preferred Series C are classified as liabilities within mezzanine equity on the consolidated balance sheets as of June 30, 2022.

Series D: On June 30, 2022, the Company entered into an exchange agreement with funds affiliated with Arena Investors LP (“Arena Investors”) pursuant to which the Company issued 1,177,023 shares of Series D Convertible Preferred Stock.  The Series D Preferred Stock was issued in exchange for the Arena Investors’ $3,000,000 principal amount of convertible notes issued on May 8, 2020, $3,888,889 principal amount convertible notes issued on November 3, 2020 and $5,610,000 principal amount convertible notes issued on May 19, 2021. The total principal was $12,498,889.  The remaining unamortized discount as of June 30, 2022 of $ 4,293,385 was fully amortized during the three and six months ended June 30, 2022 and included in the “Amortization of debt discount” on the Consolidated Statement of Operations.

The Series D Preferred has the following designations as of June 30, 2022:

•	Convertible at the option of the holder into Common Stock at $0.4248 per share
•	The Series D liquidation preference is equal to $10.6191 per share
•	The holders will receive a quarterly dividend at a fixed annual rate of 2.25% of the liquidation preference, or $0.23893 per share
•	No voting rights

In addition to the exchange of convertible notes, the related 11.8 million outstanding warrants to purchase Common Stock were amended to allow the holder to exercise for a to-be-issued class of our preferred stock, which shall be convertible into the same number of shares of Common Stock as would have been issued upon exercise of such warrants under the original terms. This amendment caused the instruments to be treated as a derivative liability beginning on June 30, 2022. The transition to derivative accounting created a derivative liability of $40.4 million and a related deemed dividend of $32.8 million. Future changes in the fair value of the derivative liability will be marked to market through Statement of Operations in the respective period.

Common Stock

On April 20, 2022, the Company entered into a securities purchase agreement with an affiliate of Island Capital Group, LLC pursuant to which the Company issued 1,428,575 shares of Charge’s Common Stock and three-year warrants to purchase up to 2,000,000 shares of Charge’s Common Stock at $8.50 per share for an aggregate purchase price of $10,000,025.  The purchase price was allocated between Common Stock and warrants and is reported within Common Stock and Additional Paid-in Capital.

Mezzanine Equity

Preferred Stock

Series B: On May 21, 2021, the Company issued 2,395,105 shares as part of the acquisition of ANS at an aggregate purchase price of $ 6,850,000. On June 20, 2022, 2,155,592 shares were converted to 2,155,592 of Common Stock.  As of June 30, 2022 and December 31, 2021, there were 239,510 and 2,395,105 shares of Series B Preferred issued and outstanding, respectively.

The Series B Preferred has the following designations as of June 30, 2022 and December 31, 2021:

•	Convertible at option of holder
•	The holders are entitled to receive cumulative dividends at 4% per annum, payable quarterly on January 1, April 1, July 1 and October 1
•	1 preferred share is convertible to 1 common share
•	The Series B holders are entitled to receive liquidation in preference to the common holders or any other class or series of preferred stock
•	The Series B holders are entitled to vote together with the common holders as a single class
•	Mandatorily redeemable 180 days following the mandatory redemption date

The 239,510 shares of Series B Preferred Stock, with a value of $685,000, are mandatorily redeemable, and therefore are required to be classified as a liability in the mezzanine section on the Consolidated balance sheet as of June 30, 2022.

Series C: On December 17, 2021, the Company entered into a securities purchase agreement with funds affiliated with Arena Investors LP pursuant to which the Company issued 2,370,370 shares of Series C Preferred Stock in an aggregate face value of $7,407,406 for an aggregate purchase price of $6,666,800. In connection with the issuance of the Series C Preferred Stock, the Company also issued warrants to purchase 2,370,370 shares of the Company’s common stock. The Company has valued and recorded the beneficial conversion feature of the Series C Preferred Stock and the warrants resulting in a deemed dividend at the time of issuance.

On February 25, 2022, the Company entered into a securities purchase agreement with an affiliate of Island Capital Group LLC (the “February 2022 Investors”) pursuant to which it issued 3,856,000 Series C Preferred Stock in an aggregate face value of $12,050,000 for an aggregate purchase price of $10,845,000. The Company has valued and recorded the beneficial conversion feature of the Series C Preferred Stock resulting in a deemed dividend at the time of issuance. As of June 30, 2022 and December 31, 2021, there were 6,226,370 and 2,370,370 shares of Series C Preferred Stock issued and outstanding.

The Series C Preferred has the following designations as of June 30, 2022 and December 31, 2021:

•	Convertible at option of holder at a conversion price of $3.125 per share
•	The holders are entitled to receive dividends
•	In the event of reorganization this class of Preferred will not be affected by any such capital reorganization
•	The Series C liquidation preference is equal to the stated value, plus any accrued and unpaid dividends
•	Change of control provision whereby the Series C Preferred shareholders would receive their stated value before all other shareholders
•	No voting rights
•	Redemption features:

○	If the closing price exceeds 200% of the effective conversion price, the Company may force the conversion of preferred stock with 10 days written notice;
○	At any time after the original issue date, the Company has the option to redeem some or all the outstanding preferred stock for cash with 10 days written notice; and
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

The 6,226,370 shares of Series C Preferred Stock provides that the Company shall redeem the preferred stock for cash or common stock at the Company’s option and therefore not considered mandatorily redeemable.  However, due to the change in control provision, the Series C Preferred Stock have liquidation preference and are deemed a liability and presented within Mezzanine Equity on the Consolidated balance sheet as of June 30, 2022.

Stock Options

Stock options activity for the three and six months ended June 30, 2022 is summarized as follows:

	Shares	Weighted Average Exercise Price
Options outstanding December 31, 2021	44,920,000	$1.78
Options granted	2,550,000	3.47
Options exercised	-	-
Options cancelled	(565,000)	(3.16)
Options outstanding at March 31, 2022	46,905,000	1.85
Options exercisable at March 31, 2022	14,737,501	$1.14
Options granted	3,475,000	5.00
Options exercised	(10,000)	(2.00)
Options cancelled	(687,500)	(2.99)
Options outstanding at June 30, 2022	49,682,500	1.69
Options exercisable at June 30, 2022	18,361,001	$1.47

At June 30, 2022, the weighted average remaining life of the stock options is 4.83 years. At June 30, 2022, there was $39,245,445 in unrecognized costs related to the stock options granted.

Warrants

The following table represents warrants activity for three and six months ended June 30, 2022:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Warrants outstanding - December 31, 2021	24,084,772	$1.74	3.0 years
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Warrants outstanding - March 31, 2022	24,084,772	$1.74	2.7 years
Warrants exercisable - March 31, 2022	24,084,772	$1.74	2.7 years
Issued	2,000,000	8.50	2.8 years
Exercised	(8,044,848)	(1.21)	-
Expired	-
Warrants outstanding - June 30, 2022	18,039,924	$2.55	2.3 years
Warrants exercisable - June 30, 2022	18,039,924	$2.55	2.3 years

Note 16 Commitments, contingencies, and concentration risk

Contingencies

During the normal course of business, the Company may be named from time to time as a party to lawsuits arising in the ordinary course of business related to its sales, marketing, and the provision of its services and equipment. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450, Contingencies. Litigation and contingency accruals are based on our assessment, including advice of legal counsel, regarding the expected outcome of litigation or other dispute resolution proceedings. If the Company determines that an unfavorable outcome is probable and can be reasonably assessed, it establishes the necessary accruals. As of June 30, 2022 and December 31, 2021, the Company is not aware of any contingent legal liabilities that should be reflected in the consolidated financial statements.

Other Commitments:

Indemnities

The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of June 30, 2022 and December 31, 2021, the Company was not aware of any material asserted or unasserted claims in connection with these indemnity obligations.

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

Concentration of Credit Risk

The Company maintains accounts with financial institutions. All cash in checking accounts is non-interest bearing and is insured by the Federal Deposit Insurance Corporation (FDIC) up to a $250,000 limit. At times, cash balances may exceed the maximum coverage provided by the FDIC on insured depositor accounts. The Company believes it mitigates its risk by depositing its cash and cash equivalents with major financial institutions. At June 30, 2022 and December 31, 2021, the Company had $44,516,287 and $17,503,737 in excess of FDIC insurance, respectively.

Major Customer Concentration

There are no customers whose individual accounts receivable represented 10% or more of the Company’s total accounts receivable as of June 30, 2022. The company had two customers whose accounts receivable individually represented 10% or more of the Company’s total accounts receivable and whose accounts receivable in aggregate accounted for approximately 25% of the Company’s total accounts receivable as of December 31, 2021.

The Company has two customers whose revenue individually represented 10% or more of the Company’s total revenue and whose revenue in aggregate accounted for approximately 32% and 27% of the Company’s total revenue for the three and six months ended June 30, 2022, respectively. The Company had  three customers whose revenue individually represented 10% or more of the Company’s total revenue and in aggregate accounted for approximately 40% and 41% of the Company’s total revenue for the three and six months ended June 30, 2021, respectively.

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

Note 17 Income taxes

The following table includes the Company’s income (loss) before income taxes, income tax (expense) benefit and effective benefit tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income (loss) before income tax benefit	$(19,653,589)	$(12,095,175)	$(34,371,774)	$(14,856,915)
Income tax benefit	11,337	2,010,198	1,589,620	3,192,832
Effective tax rate	0.1%	16.6%	4.6%	21.5%

For the three and six months ended June 30, 2022 and 2021, the Company utilized the discrete effective tax rate method, as allowed by ASC 740-270-30-18.  The discrete method treats the year-to-date period as if it was the annual period and calculates the income tax expense or benefit on a discrete basis.  Currently, the Company believes the use of the discrete method represents the best estimate of our annual effective tax rate.  The Company’s effective tax rate differed from the statutory rate primarily due to unfavorable permanent book-tax differences related to non-deductible stock based compensation and other non-deductible book expenses.

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

Throughout this Quarterly Report on Form 10-Q, the terms the “Company,” “Charge,” “we,” “our” or “us,” refer to Charge Enterprises, Inc. and its subsidiaries on a consolidated basis, unless stated or the context implies otherwise. The use of the term “partner” or “partnering” in this report does not mean or imply a formal legal partnership and is not meant in any way to alter the terms of Charge’s relationship with any third parties.

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

The Company operates in two segments: Telecommunications and Infrastructure. Financial information about each business segment is contained in Part I, Item 1, “Note 14- Reportable segments” to the Consolidated Financial Statements.

Telecommunications

Telecommunications provides routing of voice, data and Short Message Services (SMS) to Carriers and MNO’s globally and operates through our wholly owned subsidiary PTGI International Carrier Services, Inc. (“PTGI”). Telecommunications has contractual relationships with service providers in over 19 foreign countries primarily within Asia, Europe, the Middle East, Africa and North America. The Company provides customers with internet-protocol-based and time-division multiplexing (“TDM”) access for the transport of long-distance voice and data minutes.

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

Infrastructure

Infrastructure has three areas of focus, including:

•	Building physical wireless network elements including 4G and 5G, cell tower, small cell, and in-building applications.

•	Seamless EVC solutions including design, engineering, vendor specification, construction, installation and maintenance of EV chargers and infrastructure.

•	Providing a network of personal charging powerbanks situated in bars, restaurants, transit hubs and sporting arenas.

Products and Services of Infrastructure include:

•	Cell tower construction and modification services,

•	Wireless enterprise solutions,

•	Network monitoring and maintenance,

•	DAS RF engineering design, installation, and remote monitoring,

•	Direct Current and Uninterruptable Power Supply primary and secondary systems implementation,

•	Seamless EVC solutions including design, engineering, vendor specification, construction, installation, and maintenance of EV chargers, and

•	Installation, management, and maintenance of charging kiosks with on-the-go charging solutions for mobile digital devices.

Comparability to Past Periods

Due to acquisitions made over the course of 2021 and 2022, we are presenting both reported and proforma results for consolidated operations and our segments. Results of acquisitions are included in reported results from the date of acquisition closure. Within Infrastructure, the Company acquired Nextridge, Inc. and its wholly owned subsidiary, Advanced Network Solutions (collectively “ANS”) on May 21, 2021, B W Electrical Services LLC (“BW”) on December 27, 2021 and EV Group Holdings LLC (“EV Depot”) on January 14, 2022.

Our proforma presentation assumes a full three and six- month period for all our operations, including acquisitions, for both 2021 and 2022. Management believes that presenting pro forma results is important to understand our financial performance, providing better analysis of trends in our underlying businesses as it allows for comparability to prior period results. The unaudited pro forma results of operations are not intended to represent or be indicative of the consolidated results of operations or financial condition of our company that would have been reported had the acquisitions been completed as of their respective dates and should not be construed as representative of the future consolidated results of operations or financial condition of the combined entity.

Consolidated Results of Operations

($ in thousands)	As Reported			As Reported
	Three months ended June 30,			Six months ended June 30,
			Increase			Increase
	2022	2021	(Decrease)	2022	2021	(Decrease)
Revenues	$181,041	$129,577	$51,464	$344,018	$240,711	$103,307
Cost of Goods Sold	173,760	127,426	46,334	330,267	236,986	93,281
Gross Margin	7,281	2,151	5,130	13,751	3,725	10,026
Stock based compensation	9,761	9,230	531	20,504	13,794	6,710
General and administrative	3,908	2,141	1,767	6,905	3,396	3,509
Salaries and related benefits	4,127	1,791	2,336	8,370	2,623	5,747
Professional fees	848	586	262	1,913	832	1,081
Depreciation expense	1,103	98	1,005	1,312	148	1,164
Income (loss) from operations	(12,466)	(11,695)	(771)	(25,253)	(17,068)	(8,185)
Other operating (income) expense	7,188	401	6,787	9,119	(2,211)	11,330
Income tax expense / (benefit)	(12)	(2,011)	1,999	(1,590)	(3,193)	1,603
Net income (loss)	$(19,642)	$(10,085)	$(9,557)	$(32,782)	$(11,664)	$(21,118)

Comparison of the Reported results for three and six months ended June 30, 2022 and 2021

Revenues

Revenues increased $51.5 million in the three month period and $103.3 million in the six month period, compared to 2021, representing growth of 40% and 43%, respectively. The increase in net revenue in both periods was driven by the acquisitions of ANS, BW, and EV Depot, and an increase in wholesale traffic volumes within Telecommunications.

Cost of Goods Sold

Cost of goods sold increased $46.3 million in the three month period and $93.3 million in the six month period compared to 2021. The increase in cost of goods sold was directly related to the increase in customer revenue. Overall margin percentage increased in both periods driven by the acquisitions of ANS, BW and EV Depot, partially offset by a decline in Telecommunications margin.

Stock Based Compensation

Stock based compensation increased $0.5 million in the three month period and $6.7 million in the six month period compared to 2021.  The increase in both periods was due to new option grants to members of the Board, newly hired employees, and employees that joined our company as part of an acquisition.

General and Administrative

General and administrative expense increased $1.8 million in the three month and $3.5 million in the six month period compared to 2021. The increase in both periods was attributable to higher consulting, investor relations, and marketing expense related to growing our business, costs associated with our uplist to the Nasdaq, and the acquisitions of ANS, BW and EV Depot.

Salaries and Benefits

Salaries and benefits increased $2.3 million in the three month period and $5.7 million in the six month period compared to 2021. The increase was principally attributable to investments in personnel associated with growth and the acquisitions of ANS, BW and EV Depot.

Professional Services

Professional services fees increased $0.3 million in the three month period and $1.1 million in the six month periods compared to 2021. The increase was primarily due to higher legal and accounting fees related to acquisitions, our uplist to the Nasdaq and expenses related to regulatory requirements.

Depreciation and Amortization

Depreciation and amortization increased $1.0 million in the three month period and $1.2 million in the six month period compared to 2021.  The increase in both periods was primarily driven  by intangible amortization of ANS customer relationships, which included a true-up in the second quarter of 2022 related to final purchase accounting.

Other Operating (Income) Expense, Net

Other operating (income) expense, net increased $6.8 million in the three month period and $11.3 million in the six month period compared to 2021. The increase was driven by debt amortization costs associated with acquisitions over the past 12 months and the exchange of convertible notes in the second quarter of 2022, along with higher interest expense, and investment income of $0.9 million and $4.3 million in the three and six month periods in 2021, respectively.

Income Tax Benefit

The Company generated a lower income tax benefit in the three and six month period, compared to 2021, primarily due to higher non-deductible expenses in the current quarter.

($ in thousands)	Proforma			Proforma
	Three months ended June 30,			Six months ended June 30,
			Increase			Increase
	2022	2021	(Decrease)	2022	2021	(Decrease)
Revenues	$181,041	$142,617	$38,424	$344,249	$268,168	$76,081
Cost of Goods Sold	173,760	136,988	36,772	330,354	257,517	72,837
Gross Margin	7,281	5,629	1,652	13,895	10,651	3,244
Stock based compensation	9,761	9,230	531	20,504	13,794	6,710
General and administrative	3,908	2,907	1,001	6,953	4,988	1,965
Salaries and related benefits	4,127	4,591	(464)	8,383	7,226	1,157
Professional fees	848	678	170	1,913	989	924
Depreciation expense	1,103	196	907	1,312	382	930
Income (loss) from operations	(12,466)	(11,973)	(493)	(25,170)	(16,728)	(8,442)
Other operating (income) expense	7,188	(1,678)	8,866	9,129	(4,294)	13,423
Income tax expense / (benefit)	(12)	(1,879)	1,867	(1,590)	(3,061)	1,471
Net income (loss)	$(19,642)	$(8,416)	$(11,226)	$(32,709)	$(9,373)	$(23,336)

Comparison of the Pro Forma results for three and six months ended June 30, 2022 and 2021

Revenues

Revenues increased $38.4 million in the three month period and $76.1 million in the six month period compared to 2021, representing growth of 27% and 28%, respectively. The increase in both periods   was driven by an increase in wholesale traffic volumes within Telecommunications, along with increased volume of wireless network and EV charging installations, higher electrical construction volume, and additional EV Depot locations within Infrastructure.

Cost of Goods Sold

Cost of goods sold increased $36.8 million in the three month period and $72.8 million in the six month period compared to 2021. The increase in cost of goods sold in both periods was directly related to the increase in customer revenue within both Telecommunications and Infrastructure. Overall margin percentage was higher in the three month period due to faster revenue growth in the Infrastructure segment. Overall margin percentage was flat in the six month period as higher revenue growth and an increase in margin in Infrastructure was offset by a decline in margin in Telecommunications.

Stock Based Compensation

Stock based compensation increased $0.5 million in the three month period and $6.7 million in the six month period compared to 2021.  The increase in both periods was due to new option grants to members of the Board, newly hired employees, and employees that joined our company as part of an acquisition.

General and Administrative

General and administrative expense increased $1.0 million for the three month period and $2.0 million for the six month period compared to 2021. The increase in both periods was attributable to higher consulting, investor relations, and marketing expense related to growing the business and costs associated with our uplist to the Nasdaq.

Salaries and Benefits

Salaries and benefits decreased $0.5 million for the three month period and increased $1.2 million in the six month period compared to 2021. The decrease in the three month period was the result of a one-time incentive payment in Infrastructure in 2021. The increase in the six month period was principally attributable to investments in personnel associated with growth.

Professional Services

Professional services fees increased $0.2 million in the three month period and $0.9 million in the six month period compared to 2021.   Higher costs related to regulatory requirements drove the increase in the three month period.  Higher legal and accounting fees related to acquisitions, costs associated with the uplist to the Nasdaq, and costs related to regulatory requirements drove the increase in the six month period.

Other Operating (Income) Expense, Net

Other operating (income) expense, net increased $8.9 million in the three month period and $13.4 million in the six month period compared to 2021 The increase was driven by debt amortization costs associated with acquisitions over the past 12 months and the exchange of convertible notes in the second quarter of 2022, higher interest expense, and investment income of $0.9 million and $4.3 million in the three and six month periods in 2021, respectively.

Income Tax Benefit

The Company generated a lower  income tax benefit in the three and six month period, compared to 2021, primarily due to higher non-deductible expenses in the current quarter.

Financial Results by Segment

Telecommunications

($ in thousands)	As Reported and Proforma
	Three months ended June 30,			Six months ended June 30,
			Increase			Increase
	2022	2021	(Decrease)	2022	2021	(Decrease)
Revenues	$155,607	$125,960	$29,647	$298,966	$237,087	$61,879
Cost of Goods Sold	154,520	124,463	30,057	296,451	234,020	62,431
Gross Margin	1,087	1,497	(410)	2,515	3,067	(552)
Stock based compensation	-	-	-	-	-	-
General and administrative	495	451	44	1,009	787	222
Salaries and related benefits	179	411	(232)	498	887	(389)
Professional fees	10	(1)	11	35	16	19
Depreciation expense	42	50	(8)	86	100	(14)
Income (loss) from operations	361	586	(225)	887	1,277	(390)
Other operating (income) expense	(201)	68	(269)	(73)	541	(614)
Income tax expense / (benefit)	(68)	(52)	(16)	(252)	(175)	(77)
Net income (loss)	$630	$570	$60	$1,212	$911	$301

Comparison of the Reported and Pro Forma results for three and six months ended June 30, 2022 and 2021

Revenues

Revenues increased $29.6 million in the three month period and $61.9 million in the six month period compared to 2021, representing growth of 24% and 26%, respectively. The increase in both periods was driven by changes in our customer mix and overall increase in wholesale traffic volumes compared to 2021 driven by higher voice demand as a result of geo-political unrest in various regions. The rapid development of new technologies, services and products has eliminated many of the traditional distinctions among wireless, cable, internet, local and long distance communication services. While revenues increased in the three and six month periods, the Company continues to expect downward pressure on revenues over time due to the pace of technology development, emergence of new products, and intense competition.

Cost of Goods Sold

Cost of goods sold increased $30.1 million in the three month period and $62.4 million in the six month period compared to 2021.  The increase was driven by the increase in customer revenue. Gross margin percentage in this business decreased year over year due to customer mix.

General and Administrative

General and administrative expense was flat in the three month period and increased $0.2 million in the six month period compared to 2021. The increase in the six month period was due to changes in classification of certain resources between general and administrative and salaries and benefits.

Salaries and Benefits

Salaries and benefits decreased $0.2 million in the three month period and $0.4 million in the six month period compared to 2021. The decrease in both periods was due to certain changes in classification between salaries and benefits and general and administrative and allocations to Non-operating Corporate segment.

Infrastructure

($ in thousands)	As Reported			As Reported
	Three months ended June 30,			Six months ended June 30,
			Increase			Increase
	2022	2021	(Decrease)	2022	2021	(Decrease)
Revenues	$25,434	$3,617	$21,817	$45,052	$3,624	$41,428
Cost of Goods Sold	19,240	2,963	16,277	33,816	2,966	30,850
Gross Margin	6,194	654	5,540	11,236	658	10,578
Stock based compensation	-	-	-	-	-	-
General and administrative	1,148	513	635	2,208	898	1,310
Salaries and related benefits	2,248	350	1,898	4,368	433	3,935
Professional fees	81	14	67	141	19	122
Depreciation expense	1,061	48	1,013	1,226	48	1,178
Income (loss) from operations	1,656	(271)	1,927	3,293	(740)	4,033
Other operating (income) expense	365	(33)	398	814	(29)	843
Income tax expense / (benefit)	(15)	(45)	30	(105)	(45)	(60)
Net income (loss)	$1,306	$(193)	$1,499	$2,584	$(666)	$3,250

Comparison of the Reported results for the three and six months ended June 30, 2022 and 2021

Revenues

Revenues increased $21.8 million in the three month period and $41.4 million in the six month period compared to 2021.  The increase in both periods was driven by the acquisitions of ANS, BW, and EV Depot.

Cost of Goods Sold

Cost of goods sold increased $16.3 million in the three month period and $30.9 million in the six month period, compared to 2021, directly correlated with the change in revenues.

General and Administrative

General and administrative expense increased $0.6 million in the three month period and to $1.3 million in the six month period compared to 2021.  The increase in both periods was driven primarily by the acquisitions of ANS, BW, and EV Depot.

Salary and Benefits

Salary and benefits increased $1.9 million in the three month period and $3.9 million in the six month period compared to 2021.  The increase in both periods was driven by the acquisitions of ANS, BW, and EV Depot.and new headcount to support the EV charging business.

Other Operating (Income) Expense, Net

Other operating (income) expense increased $0.4 million in the three month period and $0.8 million in the sixth month period due to unrealized loss on marketable securities held in the operating segment.

($ in thousands)	Proforma			Proforma
	Three months ended June 30,			Six months ended June 30,
			Increase			Increase
	2022	2021	(Decrease)	2022	2021	(Decrease)
Revenues	$25,434	$16,657	$8,777	$45,283	$31,081	$14,202
Cost of Goods Sold	19,240	12,525	6,715	33,903	23,497	10,406
Gross Margin	6,194	4,132	2,062	11,380	7,584	3,796
Stock based compensation	-	-	-	-	-	-
General and administrative	1,148	1,279	(131)	2,256	2,490	(234)
Salaries and related benefits	2,248	3,150	(902)	4,381	5,036	(655)
Professional fees	81	106	(25)	141	176	(35)
Depreciation expense	1,061	146	915	1,226	282	944
Income (loss) from operations	1,656	(549)	2,205	3,376	(400)	3,776
Other operating (income) expense	365	(2,112)	2,477	823	(2,112)	2,935
Income tax expense / (benefit)	(15)	87	(102)	(105)	87	(192)
Net income (loss)	$1,306	$1,476	$(170)	$2,658	$1,625	$1,033

Comparison of the Pro Forma results for three and six months ended June 30, 2022 and 2021

Revenues

Revenues increased $8.8 million in the three month period and $14.2 million in the six month period compared to 2021, representing growth of 53% and 46%, respectively.  The increase in both periods was driven by higher wireless network and EV charging installations, an increase in electrical contracting services, including the leveraging of subsidiaries to win projects across geographies, as well as additional EV Depot locations.

Cost of Goods Sold

Cost of goods sold increased $6.7 million in the three month period and $10.4 million in the six month period directly correlated with the change in revenues. The margin percentage decreased in the three month period and increased in the six month period.  The change in margin percentage in both periods is due to mix and nature of customers during the respective periods.

General and Administrative

General and administrative expense decreased $0.1 million in the three month period and $0.2 million in the six month period compared to 2021.  The decrease in both periods was driven by lower consulting spend, partially offset by other investments to support the growth of the segment.

Salary and Benefits

Salary and benefits decreased $0.9 million in the three month period and $0.7 million in the six month period compared to 2021.  The decrease in both periods was driven by a one-time incentive payment in 2021, offset by increased hiring to support the growth of the business.

Other Operating (Income) Expense, Net

Other operating (income) expense increased $2.5 million in the three month period and $2.9 million in the six month period compared to 2021.  The increase in both periods was driven by the gain upon forgiveness on the Paycheck Protection Program loan for BW recognized in the second quarter of 2021, and unrealized losses on marketable securities held in the operating segment in 2022.

Non-operating Corporate Segment

	As Reported and Proforma
($ in thousands)	Three months ended June 30,			Six months ended June 30,
			Increase			Increase
	2022	2021	(Decrease)	2022	2021	(Decrease)
Revenues	$-	$-	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-	-	-
Gross Margin	-	-	-	-	-	-
Stock based compensation	9,761	9,230	531	20,504	13,794	6,710
General and administrative	2,265	1,177	1,088	3,688	1,711	1,977
Salaries and related benefits	1,700	1,030	670	3,504	1,303	2,201
Professional fees	757	573	184	1,737	797	940
Depreciation expense	-	-	-	-	-	-
Income (loss) from operations	(14,483)	(12,010)	(2,473)	(29,433)	(17,605)	(11,828)
Other operating (income) expense	7,024	366	6,658	8,379	(2,723)	11,102
Income tax expense / (benefit)	71	(1,914)	1,985	(1,233)	(2,973)	1,740
Net income (loss)	$(21,578)	$(10,462)	$(11,116)	$(36,579)	$(11,909)	$(24,670)

Comparison of the Reported and Pro Forma results for three and six months ended June 30, 2022 and 2021

Stock Based Compensation

Stock based compensation increased $0.5 million in the three month period and $6.7 million in the six month period compared to 2021.  The increase in both periods was due to new option grants to members of the Board, newly hired employees, and employees that joined our company as part of an acquisition.

General and Administrative

General and administrative expenses increased $1.1 million in the three month period and $2.0 million in the six month period compared to 2021.  The increase in both periods was driven by higher consulting, investor relations, and marketing related to growing the business, and costs associated with the uplist to the Nasdaq.

Salaries and Benefits

Salaries and benefits increased $0.7 million in the three month period and $2.2 million in the six month period compared to 2021.  The increase in both periods is driven by investments in personnel associated with the Company’s growth and certain allocations from Telecommunications.

Professional Services

Professional services fees increased $0.2 million in the three month period and $0.9 million in the six month period compared to 2021.  Higher costs related to regulatory requirements drove the increase in the three month period.  Higher legal and accounting fees related to acquisitions, costs associated with the uplist to the Nasdaq, and costs related to regulatory requirements drove the increase in the six month period.

Other Operating (Income) Expense

Other operating expenses increased $6.7 million in the three month period and $11.1 million in the six month period compared to 2021.  The increase was driven by debt amortization cost associated with acquisitions over the past 12 months and the exchange of convertible notes in the second quarter of 2022, higher interest expense, and investment income of $0.9 million and $4.3 million in the three and six month periods in 2021, respectively.

Liquidity and Capital Resources

Our current operations have been focused primarily on business planning, raising capital, and acquiring profitable companies to fuel investment within the emerging EVC market and our corporate structure. Our primary sources of liquidity are operating cash flows and private placement investment and debt. In order to finance acquisitions, we have issued and have outstanding approximately $27.8 million aggregate principal amount of non-convertible promissory notes throughout 2020 and 2021. We assess our liquidity in terms of our ability to generate cash to fund our short- and long-term cash requirements. We believe that our operating cash flows access to funding is sufficient to fund our cash requirements for the next 12 months. In the event that our plans change or our cash requirements are greater than we anticipate, we may need to access the capital markets to finance future cash requirements. However, there can be no assurance that such financing will be available to us should we need it or, if available, that the terms will be satisfactory to us and not dilutive to existing shareholders.

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

On May 19, 2021, we entered a securities purchase agreement with funds affiliated with Arena Investors LP pursuant to which we issued (i) convertible notes in an aggregate principal amount of $5.6 million for an aggregate purchase price of $5 million that are convertible at any time, at the holder’s option, into shares of our common stock at a conversion price of $3.00 per share and mature on May 19, 2024, and (ii) non-convertible notes payable in an aggregate face value (includes 7.5% premium and 10% original issue discount) of $11.9 million for an aggregate purchase price of $10 million, with a coupon of 8% and an 18-month term and mature on November 19, 2022. The non-convertible notes maturity date was extended to November 19, 2023. Both issuances are referred to as the “May 2021 Notes”. In connection with the issuance of the May 2021 Notes, we issued to the investors warrants to acquire 1,870,000 shares of Charge’s common stock. On June 30, 2022, we exchanged the convertible notes for Series D Preferred Stock.  See Note 15 Equity.

Cash Flows

The following table summarizes our cash flow activity, as reported within the Consolidated Statements of Cash Flows, followed by a discussion of the major drivers impacting operating, investing, and financing cash flows for the three and six months ended June 30, 2022:

In thousands	2022	2021

Total cash provided by (used in):
Operating activities	$15,636,147	$1,281,000
Investing activities	(9,391,967)	(16,606,638)
Financing activities	22,195,631	14,227,593
Effect of foreign currency exchange rates on cash and cash equivalents	(96,770)	(485,222)
Net increase (decrease) in cash and cash equivalents	$28,343,041	$(1,583,267)

Cash Flows from Operating Activities

Net cash provided for the six months ended June 30, 2022 by operating activities primarily includes net loss adjusted for (i) non-cash items included in net income, such as depreciation and amortization, stock-based compensation, amortization of debt discount, impairments, and (ii) changes in the balances of operating assets and liabilities. The increase in cash provided by operating activities is primarily due to the negotiation of payment terms and timing of payables and receivables.

Cash Flows from Investing Activities

The decrease in net cash used by investing activities during the six months ended June 30, 2022 compared to the prior period, was primarily driven by the acquisition of ANS on May 21, 2021 partially offset by higher net purchases of marketable securities in the current period.

Cash Flows from Financing Activities

The increase in cash provided by financing activities during the six months ended June 30, 2022 is primarily due to higher cash proceeds in the current period from the issuance of $10.8 million of Series C Preferred Stock, the sale of $10 million of Common Stock and the exercise of warrants, compared to $15 million of proceeds from debt financing in 2021.

Off-Balance Sheet Arrangements

As of June 30, 2022 and December 31, 2021, Charge did not have any off-balance sheet arrangements.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. “Note 2-Summary of significant accounting policies” to the Consolidated Financial Statements in our 2021 Form 10-K describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Our critical accounting estimates, identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2021 Form 10-K, are stock based compensation, revenue recognition, goodwill, and income taxes. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the consolidated financial statements, and actual results could differ materially from the amounts reported.

Recent Accounting Pronouncements

See Part I, Item 1, “Note 2-Summary of significant accounting policies” for a detailed description of Recent Accounting Pronouncements.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. An investor or potential investor should consider the risks summarized below and under the caption “Risk Factors” in Part I, Item 1A of our 2021 Form 10-K and Part II, Item 1A of our Form 10-Q for the quarter ended March 31, 2022 (our “First Quarter Form 10-Q") when making investment decisions regarding our securities. The risk factors that were disclosed in our 2021 Form 10-K and First Quarter Form 10-Q have not materially changed since the date of our First Quarter Form 10-Q was filed except for those risk factors noted below.

Risks Related to Our Common Stock

Our outstanding warrants and Preferred Stock may affect the market price and liquidity of the Common Stock.

As of June 30, 2022, we had approximately 206,082,652 shares of Common Stock and warrants for the purchase up to approximately an additional 18,039,924 shares of Common Stock outstanding. All of these warrants are exercisable as of the date of this filing (subject to certain beneficial ownership limitations) as follows: 7,699,554, warrants at an exercise price of  $0.50 per share, 4,100,000 warrants at an exercise price of $2.00 per share,  4,240,370 warrants at an exercise price of $4.00 per share and 2,000,000 at $8.50 per share. We also have 239,510 shares of our Series B Preferred Stock outstanding, which is convertible into 239,510 shares of common stock and 6,226,370 shares of our Series C Preferred Stock outstanding, which is convertible into 6,226,370 shares of Common Stock. We also have 1,177,023 shares of our Series D Preferred Stock outstanding, which is convertible into 1,177,023 shares of Common Stock.  As described more fully below, holders of our notes and warrants may elect to receive a substantial number of shares of Common Stock upon conversion of the notes and/or exercise of the warrants. The amount of Common Stock reserved for issuance may have an adverse impact on our ability to raise capital and may affect the price and liquidity of our Common Stock in the public market. In addition, the issuance of these shares of Common Stock will have a dilutive effect on current stockholders’ ownership.

We will no longer qualify as a “smaller reporting company” and commencing with our quarterly report on Form 10-Q for the period ending March 31, 2023, we may no longer take advantage of reduced disclosure requirements applicable to smaller reporting companies.

We were able to take advantage of reduced disclosure and governance requirements applicable to smaller reporting companies.  However, as of June 30, 2022, our public float exceeded $250 million and therefore we will no longer qualify as a smaller reporting company under the rules of the SEC commencing with our quarterly report on Form 10-Q for the period ending March 31, 2023.  As a smaller reporting company, we were able to take advantage of reduced disclosure requirements, such as simplified executive compensation disclosures and reduced financial statement disclosure requirements in our SEC filings.

However, we remain an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could remain an “emerging growth company” until the earliest to occur of (i) December 31, 2026, (ii) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission. We cannot predict whether investors will find our Common Stock less attractive because we will rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile.

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

Recent Sales of Unregistered Securities

Except as set forth below, we did not sell any of our equity securities during the three months ended June 30, 2022 that were not registered under the Securities Act and were not previously reported on a Current Report on Form 8-K filed by us.

During the three months ended June 30, 2022, we issued 8,044,848 shares of Common Stock upon the exercise of previously issued warrants generating aggregate cash proceeds of $1,072,424 from the exercise of such warrants.

We deemed the issuances of the securities described above to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, relative to transactions by an issuer not involving a public offering.

Purchases of Equity Securities by the Issuer and Affiliate Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

See the exhibit index, which is incorporated herein by reference.

Exhibit						Filed/ Furnished
Number	Description	Form	File No.	Exhibit	Filing Date	Herewith
31.1	CERTIFICATION BY THE CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002					*

31.2	CERTIFICATION BY THE CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002					*

32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002					**

32.1	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002					**

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Calculation Linkbase.
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Definition Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2022	CHARGE ENTERPRISES, INC.

	By:	/s/ Andrew Fox
	Name	Andrew Fox
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Leah Schweller
	Name	Leah Schweller
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

