Form 10-Q
period 2022-09-30
Charge Enterprises, Inc.
filed 2022-11-14
CIK 1277250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 1, 2022, a total of 206,644,914 shares of common stock, par value $0.0001 per share, were issued and outstanding.

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

Certain statements contained in this Form 10-Q, which reflect our current views with respect to future events and financial performance, and any other statements of a future or forward-looking nature, constitute “forward-looking statements” for the purpose of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.

Any forward-looking statement in this Form 10-Q reflects our current view with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our business, results of operations, industry, and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. No forward- looking statement is a guarantee of future performance. You should read this Form 10-Q in conjunction with our Annual Report on Form 10-K filed on March 29, 2022, and the documents that we reference herein and therein and have filed as exhibits hereto and thereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Quarterly Report on Form 10-Q also contains or may contain estimates, projections and other information concerning our industry, our business, and the markets for our products, including data regarding the estimated size of those markets and their projected growth rates. We obtained the industry and market data in this report from our own research as well as from industry and general publications, surveys and studies conducted by third parties. This data involves a number of assumptions and limitations and contains projections and estimates of the future performance of the industries in which we operate that are subject to a high degree of uncertainty, including those discussed in “Risk Factors.” We caution you not to give undue weight to such projections, assumptions, and estimates. Further, industry and general publications, studies and surveys generally state that they have been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe that these publications, studies, and surveys are reliable, we have not independently verified the data contained in them. In addition, while we believe that the results and estimates from our internal research are reliable, such results and estimates have not been verified by any independent source.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements as predictions of future results. Our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

2

Charge Enterprises, Inc.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION	Page No.

PART II. OTHER INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).

CHARGE ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$36,235,710	$18,238,264
Accounts receivable net of allowances of $171,078 and $176,949, respectively	74,984,606	73,334,183
Inventory	183,849	111,070
Deposits, prepaids and other current assets	4,511,644	1,721,222
Investments in marketable securities	6,404,567	9,618,743
Investments in non-marketable securities	175,416	100,000
Cost in excess of billings	7,853,793	4,812,483
Total current assets	130,349,585	107,935,965

Property, plant and equipment, net	1,661,043	2,011,668
Intangible assets, net	10,864,651	-
Finance lease asset	390,345	469,645
Operating lease right-of-use asset	3,471,459	1,558,052
Non-current assets	232,000	-
Goodwill	36,017,209	26,054,522
Deferred tax asset	4,558,166	5,579,660
Total assets	$187,544,458	$143,609,512

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$82,059,741	$71,428,301
Accrued liabilities	10,000,762	5,739,475
Deferred revenue	9,065,856	7,017,392
Derivative liability	11,773,452	-
Convertible notes payable, net of discount	-	2,700,337
Line of credit	2,152,388	1,898,143
Finance lease liability	134,099	159,215
Operating lease liability	1,340,849	125,191
Total current liabilities	116,527,147	89,068,054

Non-current liabilities
Finance lease liability, non-current	165,653	218,825
Operating lease liability, non-current	2,208,909	1,442,743
Notes payable, net of discount	22,747,991	26,087,523
Convertible notes payable, net of discount	-	4,475,260
Total liabilities	141,649,700	121,292,405

Mezzanine Equity
Series B Preferred Stock (0 and 2,395,105 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively)	-	6,850,000
Series C Preferred Stock (6,226,370 shares issued and outstanding at September 30, 2022)	16,571,656	-
Total Mezzanine Equity	16,571,656	6,850,000

Commitments, contingencies and concentration risk (Note 16)

Stockholders' Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized;
Series C: 2,370,370 shares issued and outstanding at December 31, 2021	-	237
Series D: 1,177,023 shares issued and outstanding at September 30, 2022	118	-
Common stock, $0.0001 par value; 750,000,000 shares authorized 206,482,414 and 184,266,934 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	20,648	18,426
Common stock to be issued, 0 shares at September 30, 2022 and 6,587,897 December 31, 2021	-	658
Additional paid in capital	190,521,417	126,869,604
Accumulated other comprehensive income (loss)	-	(32,289)
Accumulated deficit	(161,219,081)	(111,389,529)
Total stockholders' equity	29,323,102	15,467,107
Total liabilities and stockholders' equity	$187,544,458	$143,609,512

The accompanying notes are an integral part of these consolidated financial statements.

CHARGE ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2022	2021	2022	2021

Revenues	$185,857,129	$116,998,086	$529,875,631	$357,708,784
Cost of Goods Sold	178,950,754	113,094,330	509,218,015	350,079,862
Gross Profit	6,906,375	3,903,756	20,657,616	7,628,922

Operating expenses
Stock based compensation	7,847,636	7,557,616	28,351,975	21,351,212
General and administrative	3,515,727	1,928,391	10,420,242	5,324,092
Salaries and related benefits	4,416,656	2,586,680	12,786,665	5,210,140
Professional fees	667,411	431,698	2,580,020	1,264,299
Depreciation and amortization expense	432,921	166,431	1,745,040	314,334
Total operating expenses	16,880,351	12,670,816	55,883,942	33,464,077

(Loss) from operations	(9,973,976)	(8,767,060)	(35,226,326)	(25,835,155)

Other income (expenses):
Loss on impairment	-	(18,119,592)	-	(18,119,592)
Income (loss) from investments, net	(117,715)	(840,911)	(1,140,090)	3,420,417
Amortization of debt discount	(494,561)	(1,164,806)	(7,938,229)	(2,147,594)
Amortization of debt discount, related party	-	-	-	(95,127)
Change in fair value of derivative liabilities	28,669,066	-	28,669,066	(400)
Interest expense	(520,834)	(485,542)	(2,001,615)	(934,225)
Other income (expense), net	(3,346,462)	1,181,781	(2,432,871)	1,171,343
Foreign exchange adjustments	(24,347)	251,280	(110,538)	(261,432)

Total other expenses, net	24,165,147	(19,177,790)	15,045,723	(16,966,610)

Income (loss) before income taxes	14,191,171	(27,944,850)	(20,180,603)	(42,801,765)

Income tax benefit (expense)	183,184	2,715,260	1,772,804	5,908,091

Net income (loss)	$14,374,355	$(25,229,590)	$(18,407,799)	$(36,893,674)
Less: Deemed dividend	-	-	(36,697,317)	-
Less: Preferred dividends	(302,441)	-	(922,254)	-
Net income (loss) available to common stockholders	$14,071,914	$(25,229,590)	$(56,027,370)	$(36,893,674)

Basic income (loss) per share available to common stockholders	$0.06	$(0.17)	$(0.29)	$(0.25)
Diluted income (loss) per share available to common stockholders	$0.05	$(0.17)	$(0.29)	$(0.25)

Weighted average number of shares outstanding, basic	206,224,561	152,222,589	196,126,428	150,397,062
Weighted average number of shares outstanding, diluted	231,388,387	152,222,589	196,126,428	150,397,062

The accompanying notes are an integral part of these consolidated financial statements.

CHARGE ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$14,374,355	$(25,229,590)	$(18,407,799)	$(36,893,674)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	32,859	(5,937)	32,289	(88,023)
Other comprehensive income (loss), net of tax	32,859	(5,937)	32,289	(88,023)
Comprehensive income (loss)	$14,407,214	$(25,235,527)	$(18,375,510)	$(36,981,697)

The accompanying notes are an integral part of these consolidated financial statements.

CHARGE ENTERPRISES, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2021	2,370,370	$237	184,266,934	$18,426	6,587,897	$658	$126,869,604	$(32,289)	$(111,389,529)	$15,467,107

Stock-based compensation expense	-	-	-	-	-	-	10,743,632	-	-	10,743,632

Declaration of preferred dividends	-	-	-	-	-	-	-	-	(266,984)	(266,984)

Series C Preferred Stock	3,856,000	386	-	-	-	-	12,049,614	-	-	12,050,000

Beneficial conversion feature arising from preferred stock	-	-	-	-	-	-	2,651,000	-	-	2,651,000

Deemed dividend in connection with Series C Preferred Stock	-	-	-	-	-	-	-	-	(3,856,000)	(3,856,000)

Common stock issued for acquisition	-	-	5,201,863	520	-	-	17,529,758	-	-	17,530,278

Conversion of debt into common stock	-	-	319,950	33	-	-	79,957	-	-	79,990

Net loss	-	-	-	-	-	-	-	105	(13,139,903)	(13,139,798)

Balance, March 31, 2022	6,226,370	$623	189,788,747	$18,979	6,587,897	$658	$169,923,565	$(32,184)	$(128,652,416)	$41,259,225

Stock-based compensation expense	-	-	-	-	-	-	9,342,734	-	-	9,342,734

Declaration of preferred dividends	-	-	-	-	-	-	-	-	(352,827)	(352,827)

Series D Preferred Stock	1,177,023	118	-	-	-	-	12,498,771	-	-	12,498,889

Common stock issued for private placement	-	-	1,428,575	143	-	-	4,695,721	-	-	4,695,864

Issuance of warrants for private placement	-	-	-	-	-	-	5,304,161	-	-	5,304,161

Issuance of shares committed in prior period	-	-	1,862,146	186	(1,862,146)	(186)	-	-	-	-

Settlement of holdback shares for acquisition	-	-	4,725,748	472	(4,725,748)	(471)	-	-	-	1

Exercise of warrants	-	-	5,973,515	597	-	-	1,071,827	-	-	1,072,424

Exercise of stock options	-	-	10,000	1	-	-	19,999	-	-	20,000

Vesting of restricted stock units	-	-	138,327	14	-	-		-	-	14

Conversion of Series B Preferred into common stock	-	-	2,155,594	216	-	-	6,164,784	-	-	6,165,000

Classification of Preferred C to Mezzanine Equity	(6,226,370)	(623)	-	-	-	-	(18,940,395)	-	6,256,100	(12,684,918)

Deemed dividend in connection with reclass of warrants to Derivative Liability	-	-	-	-	-	-	(7,601,201)	-	(32,841,317)	(40,442,518)

Other	-	-	-	-	(3)	(1)	1	-	(1)	(1)

Net loss	-	-	-	-	-	-	-	(675)	(19,642,252)	(19,642,927)

Balance, June 30, 2022	1,177,023	$118	206,082,652	$20,608	-	$-	$182,479,967	$(32,859)	$(175,232,713)	$7,235,121

Stock-based compensation expense	-	-	-	-	-	-	7,824,976	-	-	7,824,976

Restricted stock units expense	-	-	-	-	-	-	22,660	-	-	22,660

Exercise of warrants	-	-	137,803	14	-	-	49,763	-	-	49,777

Exercise of stock options	-	-	261,959	26	-	-	144,051	-	-	144,077

Declaration of dividends	-	-	-	-	-	-	-	-	(302,441)	(302,441)

Other	-	-	-	-	-	-	-	-	(58,282)	(58,282)

Net income (loss)	-	-	-	-	-	-	-	32,859	14,374,355	14,407,214

Balance, September 30, 2022	1,177,023	$118	206,482,414	$20,648	-	$-	$190,521,417	$-	$(161,219,081)	$29,323,102

The accompanying notes are an integral part of these consolidated financial statements.

CHARGE ENTERPRISES, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2020	1,000,000	$1,000	140,018,383	$140,018	13,425,750	$13,426	$72,583,222	$60,375	$(52,144,946)	$20,653,095

Shares of common stock from prior year issued	-	-	8,700,000	8,700	(8,700,000)	(8,700)	-	-	-	-

Common stock issued for services	-	-	66,092	66	-	-	167,282	-	-	167,348

Conversion of debt and accrued interest	-	-	644,499	644	3,478,795	3,479	1,006,527	-	-	1,010,650

Stock-based compensation expense	-	-	-	-	-	-	4,563,197	-	-	4,563,197

Adjustment to par value	-	-	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	(19,456)	(1,579,107)	(1,598,563)

Balance, March 31, 2021	1,000,000	$1,000	149,428,974	$149,428	8,204,545	$8,205	$78,320,228	$40,919	$(53,724,053)	$24,795,727

Shares of common stock from prior period issued	-	-	2,783,089	2,783	(2,783,089)	(2,783)	-	-	-	-

Common stock issued for services	-	-	67,000	67	-	-	111,488	-	-	111,555

Stock-based compensation expense	-	-	-	-	-	-	9,230,399	-	-	9,230,399

Warrants issued in connection with debt	-	-	-	-	-	-	2,654,300	-	-	2,654,300

Derivative liability reclassed to equity	-	-	-	-	-	-	750,000	-	-	750,000

Net loss	-	-	-	-	-	-	-	(62,630)	(10,084,977)	(10,147,607)

Balance, June 30, 2021	1,000,000	$1,000	152,279,063	$152,278	5,421,456	$5,422	$91,066,415	$(21,711)	$(63,809,030)	$27,394,374

Conversion of debt and accrued interest	-	-	-	-	1,166,441	1,167	290,443	-	-	291,610

Common stock issued for services	-	-	23,438	23	-	-	74,977	-	-	75,000

Stock-based compensation expense	-	-	-	-	-	-	7,764,023	-	-	7,764,023

Cancellation of stock options	-	-	-	-	-	-	(249,920)	-	-	(249,920)

Restricted stock units expense	-	-	-	-	-	-	43,514	-	-	43,514

Buyback of treasury stock	-	-	(76,178)	(76)	-	-	(144,795)	-	-	(144,871)

Net loss	-	-	-	-	-	-	-	(5,937)	(25,229,590)	(25,235,527)

Balance, September 30, 2021	1,000,000	$1,000	152,226,323	$152,225	6,587,897	$6,589	$98,844,657	$(27,648)	$(89,038,620)	$9,938,203

The accompanying notes are an integral part of these consolidated financial statements.

CHARGE ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,407,799)	$(36,893,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	1,059,966	-
Depreciation	685,074	314,334
Stock-based compensation	28,351,975	21,351,212
Stock issued for services	-	353,903
Change in fair value of derivative liabilities	(28,669,066)	400
Amortization of debt discount	7,938,229	2,147,594
Amortization of debt discount, related party	-	95,127
Amortization of debt issue costs	-	10,438
Loss on foreign currency exchange	110,538	261,432
Loss on impairment	-	18,119,592
Net (income) loss from investments	1,140,090	(3,420,417)
Other (income) expense, net	2,465,068	(1,268,155)
Income tax (benefit) expense	(1,772,804)	(5,908,091)
Changes in working capital requirements:
Accounts receivable	(1,899,791)	18,536,022
Accrued revenue	-	(1,717,395)
Inventory	(72,779)	14,144
Deposits, prepaids and other current assets	(1,761,407)	2,258,191
Other assets	(43,147)	117,476
Costs in excess of billings	(3,041,310)	-
Accounts payable	10,147,863	(11,205,660)
Other current liabilities	(1,196,067)	424,506
Deferred revenue	2,048,463	-
Other comprehensive income	-	(88,023)
Net cash (used in) provided by operating activities	(2,916,904)	3,502,956

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(204,893)	(1,274,687)
Disposal of fixed assets	-	837,120
Sale of intellectual property	179,466	-
Purchase of marketable securities	(45,430,216)	(62,031,435)
Sale of marketable securities	47,428,885	55,872,437
Purchase of non-marketable securities	-	(100,000)
Acquisition of ANS	(362,962)	(12,948,324)
Acquisition of EV Depot	(1,231,250)	-
Cash acquired in acquisition	104,485	(282,101)
Net cash provided by (used in) investing activities	483,515	(19,926,990)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash receipts from issuance of notes payable	-	10,000,000
Cash receipts from issuance of convertible notes payable	-	5,000,000
Proceeds from sale of Common Stock	10,000,025	-
Proceeds from sale of Series C Preferred Stock	10,845,000	-
Proceeds from exercise of warrants	1,121,818	-
Proceeds from exercise of stock options	164,076	-
Draws from revolving line of credit, net	254,245	(270,727)
Employee taxes paid for stock-based compensation	(417,959)	-
Cash paid for contingent liability	-	(61,232)
Payment on financing lease	(78,288)	(81,272)
Payment of dividends	(818,343)	-
Redemption of Series B Preferred Stock	(685,000)	-
Net cash provided by financing activities	20,385,574	14,586,769

Foreign currency adjustment	45,261	(366,306)

NET INCREASE IN CASH AND CASH EQUIVALENTS	17,997,446	(2,203,571)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,238,264	11,629,303
CASH AND CASH EQUIVALENTS, END OF PERIOD	$36,235,710	$9,425,732

Supplemental disclosure of cash flow information
Cash paid for interest expense	$2,138,386	$247,900
Cash paid for income taxes	$485,401	$-

Non-cash investing and financing activities:
Issuance of Series B Preferred Stock for acquisition	$-	$6,850,000
Issuance of common stock for acquisition	$17,530,278	$-
Debt discount associated with promissory notes	$-	$4,296,911

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

The Company operates in two segments: Telecommunications, which provides connection of voice calls, data, and Short Message Services (“SMS”) to global carriers; and Infrastructure, which builds physical wireless network elements, provides electrical construction services, and installs and maintains EV charging stations and infrastructure. Financial information about each business segment is contained in “Note 14 Reportable segments.”

Note 2 Summary of significant accounting policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 have not been audited by an independent registered public accounting firm. These unaudited consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2021 and reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position as of September 30, 2022 and the results of operations, equity, comprehensive income (loss), and cash flows for the periods presented herein.

The preparation of financial statements and related disclosures in conformity with Generally Accepted Accounting Principles (“GAAP”) in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from the amounts reported.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. References to GAAP in these notes are to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™, sometimes referred to as the codification or “ASC.” These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission ("SEC") on March 29, 2022.

During the second quarter ended June 30, 2022, the Company identified Series C preferred stock that should be presented as mezzanine equity that previously had been presented in preferred stock for $237 and $623 and additional paid-in capital for $7.4 million and $19.5 million within stockholders’ equity on the consolidated balance sheet at December 31, 2021 and March 31, 2022, respectively. The Series C preferred stock is reflected in mezzanine equity net of a beneficial conversion feature at $16.6 million on the consolidated balance sheet beginning as of June 30, 2022. The Company concluded that this correction to presentation is not material to the prior year.

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and the Company has and intends to continue to take advantage of certain exemptions from various reporting requirements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. The consolidated financial statements and related disclosures, presented in U.S. dollars, have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC. The results and trends in these consolidated financial statements may not be representative for any future periods or the full year.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses-Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning January 1, 2023, and early adoption is permitted. While we will continue to evaluate the potential impacts of the new guidance, the Company does not believe the potential impact of the new guidance and related codification improvements will be material to its consolidated financial position or results of operations.

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 is effective for the Company beginning January 1, 2024, and early adoption is permitted. Management is currently evaluating the effect of the adoption of ASU 2020-06 on the consolidated financial statements but currently does not believe ASU 2020-06 will have a significant impact on the Company’s accounting for its convertible debt instruments. The effect will largely depend on the composition and terms of the financial instruments at the time of adoption.

In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805) (“ASU 2021-08”). ASU 2021-08 requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. ASU 2021-08 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of ASU 2021-08 should be applied prospectively. Early adoption is also permitted, including adoption in an interim period. If early adopted, the amendments are applied retrospectively to all business combinations for which the acquisition date occurred during the fiscal year of adoption. Management is currently evaluating the effect of the adoption of ASU 2021-08 on the consolidated financial statements. The effect will depend on the composition and terms of business combinations, if any, that are consummated on or after the adoption date.

Note 3 Fair value measurements

Fair value is defined as the price that would be required to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the principal or, in the absence of a principal, most advantageous market for the specific asset or liability. We have certain assets and liabilities that are measured at fair value according to a fair value hierarchy that prioritizes the inputs, assumptions, and valuation techniques used to measure fair value.

GAAP provides for a three-level hierarchy of inputs to valuation techniques used to measure fair value, defined as follows:

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

Recurring Fair Value Measurements

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis:

	September 30, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Marketable securities (Note 4)	$6,404,567			$9,618,743
Liabilities:
Derivative liabilities (Note 12)		$11,773,452			$-
Contingent consideration			$3,513,132			$-

A reconciliation of changes in Level 3 items measured at fair value on a recurring basis is as follows:

Contingent consideration liability:
Balance at December 31, 2021	$-
Initial estimate upon acquisition	79,575
Remeasurement	3,433,557
Balance at September 30, 2022	$3,513,132

The contingent consideration liability is related to the Company's acquisition of EV Group Holdings LLC (see “Note 5 Business acquisitions”), and its settlement is expected to occur in the first quarter of 2023. The Company has determined the fair value of the contingent consideration liability using a Monte Carlo simulation, which includes assumptions around the probability of various future stock price outcomes, and is considered Level 3 of the GAAP fair value hierarchy. The primary significant unobservable input is stock price volatility. Based on this simulation, the Company estimates that the average share price for the month ending December 31, 2022 will result in the Company issuing additional shares of common stock to the sellers.  The contingent consideration liability is reflected in accrued liabilities on the consolidated balance sheet, and the remeasurement is reflected in other income (expense), net on the consolidated statement of operations.

Nonrecurring Fair Value Measurements

We also have investments in non-marketable securities, which are equity securities in a non-public company and do not have readily determinable fair values. Such investments are initially recorded at cost and adjusted to fair value on a nonrecurring basis through earnings for observable price changes in orderly transactions for identical or similar transactions of the same company (Level 2 of GAAP fair value hierarchy). In September 2022, the non-public company issued similar securities to another investor. Based on the per-share price from that issuance, we calculated and recorded an unrealized gain of $75,416 in the three and nine months ended September 30, 2022. This unrealized gain is included in net income under the caption of income (loss) from investments, net on the consolidated statement of operations. The carrying amount of these equity securities is $175,416 and $100,000 as of September 30, 2022 and December 31, 2021, respectively, and is included in non-marketable securities on the consolidated balance sheet.

Note 4 Marketable securities and other investments

Our marketable securities are stated at fair value in accordance with ASC 321, Investments-Equity Securities. Any changes in the fair value of the Company’s marketable securities are included in net income under the caption of income (loss) from investments, net on the consolidated statement of operations. The market value of the securities is determined using prices as reflected on an established market. Realized and unrealized gains and losses are determined on an average cost basis. The marketable securities are investments predominantly in shares of large publicly traded securities which are being invested until such time as the funds are needed for operations.

The value of these marketable securities is as follows:

	September 30, 2022			December 31, 2021
	Brokerage Account	Other Securities	Total	Brokerage Account	Other Securities	Total
Cost	$6,441,772	$9,300	$6,451,072	$10,428,724	$120,800	$10,549,524
Gross unrealized losses	(41,699)	(4,806)	(46,505)	(840,881)	(89,900)	(930,781)
Fair value	$6,400,073	$4,494	6,404,567	$9,587,843	$30,900	$9,618,743

The above marketable securities are reflected as Level 1 assets as the security prices are quotes in an established market. During the three months ended September 30, 2022, the Company recognized net losses of $193,131, which included $527,588 of realized losses and $334,457 of unrealized gains. During the nine months ended September 30, 2022, the Company recognized net losses of $1,215,505, which included $226,168 of realized losses and $989,337 of unrealized losses. Net losses from investments are included within income (loss) from investments, net on the consolidated statement of operations.

Note 5 Business acquisitions

EV Group Holdings LLC

The Company entered into an agreement and plan of merger, dated January 14, 2022, with the shareholders of EV Group Holdings LLC (“EV Depot”) pursuant to which the Company agreed to purchase all the issued and outstanding shares of EV Depot for an aggregate purchase price of $18,787,105. $17,530,278 of the aggregate purchase price payable to the shareholders of EV Depot will be payable through the issuance of 5,201,863 shares of common stock. The agreement includes a clause protecting the sellers whereby if the average price of Charge’s common stock for the month ending December 31, 2022 is less than the per share price of Charge’s common stock determined at closing, the Company will increase the number of shares of common stock issued. The Company recorded this as a contingent consideration liability of $3,513,132 as of September 30, 2022. The agreement also included a clause for gross margin protection to the Company should the 2022 gross margin of EV Depot fall below target levels, the Company will reduce the number of shares of common stock to be issued to EV Depot. The Company recorded this as a contingent consideration asset of $753,540 as of September 30, 2022. These contingent consideration clauses will be settled in the first quarter of 2023. The acquisition closed on January 14, 2022. This acquisition has been accounted for using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at fair value as of the acquisition date. The final determination of the fair value of certain assets and liabilities will be completed within the one-year measurement period from the date of acquisition as required by ASC 805, Business Combinations. This will allow us time to adequately analyze all the factors used in establishing the asset and liability fair values as of the acquisition date. Any potential adjustments could be material in relation to the preliminary values presented below.

The following tables summarize the total consideration as well as the preliminary fair values of the net assets acquired and liabilities assumed as of the January 14, 2022 acquisition date.

Cash	$1,231,250
Accrued expenses	18,750
Contingent consideration liability, net of $72,748 contingent consideration asset	6,827
Common stock (5,201,863 shares)	17,530,278
Total consideration	$18,787,105

Fair values of identifiable net assets and liabilities:
Assets:
Cash	$104,485
Deposits, prepaids and other current assets, net	5,500
Non-current assets	390,625
Operating lease right-of-use asset	2,016,700
Total assets	2,517,310
Liabilities:
Accrued liabilities	44,074
Deferred revenue	166,984
Operating lease liability	2,016,700
Total liabilities	2,227,758
Total fair value of identifiable net assets and liabilities	289,552
Goodwill (consideration given minus fair value of identifiable net assets and liabilities)	$18,497,553

As of September 30, 2022, the valuation studies necessary to determine the fair market value of identifiable net assets and liabilities are preliminary, primarily with regards to the determination of the fair value of the identified intangible assets.

Goodwill recognized for the EV Depot acquisition is the excess of consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets which cannot be individually identified and separately recognized. The recorded goodwill is not deductible for income tax purposes.

The inclusion of the EV Depot acquisition in our consolidated financial statements is not deemed material with respect to the requirement to provide pro-forma results of operations. As such, pro-forma information is not presented.

B W Electrical Services LLC

Our wholly owned subsidiary, Charge Infrastructure, Inc., entered into a securities purchase agreement, dated December 22, 2021, with the shareholders of B W Electrical Services LLC (“BW”) pursuant to which we agreed to purchase all the issued and outstanding shares of BW for an aggregate purchase price of $18,038,570. $4,538,570 of the aggregate purchase price payable to the shareholders of BW was payable through the issuance of 1,285,714 shares of common stock. The acquisition closed on December 27, 2021.

We continue to finalize the preliminary fair values of the net assets acquired and liabilities assumed as of the December 27, 2021 acquisition date. During the period ended September 30, 2022, we reimbursed the shareholders of BW $1,991,338 for a loan from the Small Business Administration (see “Note 11 Notes payable” for additional information) with no impact to goodwill. We will continue to monitor for additional potential adjustments, primarily relating to the determination of and valuation of identifiable assets within the one-year period of acquisition. Any additional potential adjustments could be material in relation to the preliminary values presented below.

We continue to finalize the preliminary fair values of the net assets acquired and liabilities assumed as of December 27, 2021 acquisition date.

The Company analyzed the acquisition under applicable guidance and determined that the acquisition should be accounted for as a business combination. The acquisition resulted in goodwill which was recorded to each reporting unit. The recorded goodwill is not deductible for income tax purposes.

ANS

The Company entered into a securities purchase agreement, dated May 7, 2021, with the shareholders of Nextridge, Inc. and its wholly owned subsidiary, Advanced Network Solutions (collectively “ANS”) pursuant to which we agreed to purchase all the issued and outstanding shares of ANS for an aggregate purchase price of $19,798,324. $6,850,000 of the aggregate purchase price payable to the shareholders of ANS was payable through the issuance of 2,395,105 shares of our Series B preferred stock. The acquisition closed on May 21, 2021.

The Company analyzed the acquisition under applicable guidance and determined that the acquisition should be accounted for as a business combination. The acquisition resulted in goodwill which was recorded on the reporting unit’s books. The recorded goodwill is not deductible for income tax purposes.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

	Preliminary Estimate	Measurement Period Adjustments (1)	Final
Identifiable intangible asset	$-	$11,924,617	$11,924,617
Tangible assets acquired (net of tangible liabilities assumed)	6,380,152	(134,377)	6,245,775
Goodwill	13,418,172	(8,400,490)	5,017,682
Deferred tax for identifiable intangible asset	-	(3,026,788)	(3,026,788)
Total	$19,798,324	$362,962	$20,161,286

(1) Within one year of acquisition, the Company recorded measurement period adjustments primarily relating to the establishment of a customer relationship intangible asset of $11,924,617 and related deferred tax liability of $3,026,788. See “Note 6 Intangible assets.”

Note 6 Intangible assets

Intangible assets consist of customer relationships and are amortized on a straight-line basis over 15 years. The entire gross carrying amount of customer relationships relates to the acquisition of ANS and was recorded in the second quarter of 2022 along with amortization expense of $861,222 upon finalization of purchase accounting. The intangible assets were a measurement period adjustment to goodwill (see “Note 5 Business acquisitions”). Amortization expense of $198,744 and $1,059,966 is included within depreciation and amortization expense for the three and nine months ended September 30, 2022, respectively, on the consolidated statement of operations. The following is included in intangible assets, net on the consolidated balance sheet:

	September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$11,924,617	$(1,059,966)	$10,864,651
Total	$11,924,617	$(1,059,966)	$10,864,651

Estimated future amortization expense for the remainder of 2022, the next five years and thereafter is as follows:

Remainder of 2022	$198,746
2023	794,974
2024	794,974
2025	794,974
2026	794,974
2027	794,974
Thereafter	6,691,035
Total	$10,864,651

Note 7 Related party

During the first quarter of 2021, the Company granted Mr. Deutsch, a Board member of the Company, options to acquire 1,500,000 shares of common stock, at an exercise price of $2.00, for services rendered related to financial consulting.

During 2021, the Company paid $320,000 to KORR Acquisitions Group, Inc. related to successful acquisition efforts. Kenneth Orr, the former Chairman of the Company, has sole voting and dispositive power over the shares held by KORR Acquisitions Group, Inc.

During the second quarter of 2022, the Company entered into a Special Advisor Agreement with KORR Acquisitions Group, Inc.. The agreement includes an upfront payment of $500,000 and a monthly advisory fee. Kenneth Orr, the former Chairman of the Company, has sole voting and dispositive power over the shares held by KORR Acquisitions Group, Inc..

Note 8 Convertible notes payable

The Company’s outstanding convertible notes payable are summarized below:

	September 30, 2022	December 31, 2021
Issued on May 8, 2020 (8% interest)	$-	$3,000,000
Issued on November 3, 2020 (8% interest)	-	3,888,889
Issued on May 19, 2021 (8% interest)	-	5,610,000
Issued on April 30, 2021 (6% interest)	-	66,400
Total face value	-	12,565,289
Less: unamortized discount	-	(5,389,692)
Total carrying value	$-	$7,175,597

On June 30, 2022, convertible notes payable of Arena Investors LP with a face value of $12,498,889 (net discounted value of $8,205,504) were exchanged for Series D preferred stock. See “Note 15 Equity” for more details.

April 30, 2020 Sutton Global Note $227,525 Face Value

On April 30, 2020, the former CEO of Charge converted his payable into a convertible note with a face value of $300,000. The note has a coupon rate of 6% and a maturity date of December 31, 2021. The note is convertible at a rate of $0.0005 per share. Since the note added a conversion option, it resulted in a debt modification requiring the Company to record a loss on modification of debt in the amount of $98,825. On March 25, 2021, Sutton Global Associates converted $149,000 in principal and $12,125 in accrued interest into 644,499 shares of the Company’s common stock. The remaining note balance was subsequently sold to an unrelated party who converted the entire principal and accrued interest balance into 319,950 shares of the company common stock on March 12, 2022.

Interest expense and amortization of debt discount and debt issuance costs for the convertible notes payable are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest expense	$-	$259,835	$497,053	$604,605
Amortization of debt discount	-	912,767	5,391,022	1,895,555
Amortization of debt issuance costs	-	-	-	7,397
Total	$-	$1,172,602	$5,888,075	$2,507,557

The accrued interest relating to the convertible notes payable as of September 30, 2022 and December 2021 was $0 and $183,067, respectively.

Note 9 Convertible notes payable, related parties

The Company did not have any outstanding convertible notes payables to related parties as of September 30, 2022 and December 31, 2021. Interest expense and amortization of debt discount for nine months ended September 30, 2021 was $6,019 and $95,127 respectively.

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

9 Madison Inc. Financing

On September 2, 2020, the Company entered into a securities purchase agreement with 9 Madison, Inc., an entity controlled by Andrew Fox, the Company’s CEO, pursuant to which the Company issued a convertible note in the amount of $110,000 for an aggregate purchase price of $100,000. The notes are convertible at the holder’s option at a conversion price of $0.25 per share. In connection with the issuance of the Notes, the Company issued to 9 Madison warrants to purchase an aggregate of 440,000 shares of common stock.

On March 15, 2021, 9 Madison converted $110,000 in principal and $4,677 in accrued interest related to the convertible notes issued September 2, 2020 into 458,709 shares of the Company’s common stock.

Note 10 Line of credit

Nextridge Inc. (“Nextridge”) and ANS have a revolving $4,000,000 line of credit available with a bank, collateralized by all the assets of Nextridge and ANS. Interest is payable monthly at the Wall Street Journal prime rate (6.25% as of September 30, 2022 and 3.25% as of December 31, 2021). There are no financial commitments or covenants on the line of credit. As of September 30, 2022 and December 31, 2021, the Company had an outstanding balance of $2,152,388 and $1,898,143, respectively, on this line of credit.

On October 25, 2022, Nextridge and ANS renewed the line of credit increasing the availability from $4,000,000 to $8,000,000. Borrowings under the line of credit will bear interest at a floating rate at the Wall Street Journal prime rate with a floor of 5%. Advances under the line of credit are limited to 70% and 50% of Nextridge and ANS’ eligible accounts receivable and work in progress, respectively. Nextridge and ANS at each fiscal year end must maintain a minimum debt service coverage ratio of 1.2:1, and maximum debt/tangible net worth ratio of 3:1. The outstanding balance on line of credit is payable upon demand by the bank. In addition to the security interest in the assets of Nextridge and ANS, the line of credit is guaranteed by the Company and Charge Infrastructure Holdings, Inc., the parent of Nextridge and ANS and subsidiary of the Company.

BW has a revolving $3,000,000 line of credit available with a bank, collateralized by all the assets of BW.  Interest is payable monthly at the Wall Street Journal prime rate (6.25% as of September 30, 2022 and 3.25% as of December 31, 2021). There are no financial commitments or covenants on the line of credit.  On May 26, 2022, BW renewed the facility with substantially the same terms and an expiration of August 1, 2023. As of September 30, 2022 and December 31, 2021, the Company had no outstanding balance on the line of credit.

Note 11 Notes payable

The Company’s notes payables are summarized below:

	September 30, 2022	December 31, 2021
Paycheck Protection Program loan issued February 10, 2021	$-	$2,000,000
Notes payable issued May 19, 2021 (8% interest)	11,860,055	11,860,055
Notes payable issued December 17, 2021 (7.5% interest)	15,925,926	15,925,926
Total face value	27,785,981	29,785,981
Less: unamortized discount	(5,037,990)	(3,698,458)
Total carrying value	$22,747,991	$26,087,523

Prior to our acquisition, BW was approved for a Paycheck Protection Program loan on February 10, 2021 from the Small Business Administration (“SBA”) in the amount of $2,000,000. In the second quarter of 2022, the loan was forgiven by the SBA. Although the loan was forgiven by the SBA, per our purchase agreement with the sellers of BW in December 2021, if such an event occurred, the Company is obligated to reimburse the SBA loan of $2,000,000 to such sellers. As such, the $2,000,000 SBA loan was reclassified from notes payable to accrued liability on the consolidated balance sheet as of June 30, 2022 and was reimbursed to the sellers of BW during the third quarter of 2022.

Interest expense and amortization of debt discount for the notes payable are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest expense	$484,642	$209,160	$1,453,926	$278,114
Amortization of debt discount	494,561	252,039	2,547,207	252,039
Total	$979,203	$461,199	$4,001,133	$530,153

The accrued interest relating to the notes payable as of September 30, 2022 and December 2021 was $161,547 and $115,250, respectively.

Note 12 Derivative liabilities

The Company does not use financial derivative instruments to manage risk. In June 2022, the Company exchanged the outstanding convertible debt for Series D preferred stock.  Concurrently, the warrants that were granted along with the original convertible debt were amended to provide, at the holders’ choice, the option to exercise for a to-be-issued class of our preferred stock, which shall be convertible into the same number of shares of common stock as would have been issued upon exercise of such warrants under the original terms.  This amendment caused the instruments to be treated as a derivative liability beginning on June 30, 2022.  The warrants were reclassified from equity to derivative liability and measured at fair value using a Black Scholes model (Level 2 of GAAP fair value hierarchy), which included inputs for exercise price, stock price, term to expiration, volatility, and interest rate. The impact was a derivative liability of approximately $40.4 million and a deemed dividend of approximately $32.8 million.  This derivative liability will be revalued on a recurring basis through the consolidated statement of operations.

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

The activity in the derivative liability is as follows:

	Nine Months Ended September 30,
	2022	2021
Derivative liability balance at December 31,	$-	$749,600
Reclass of derivative	40,442,518	(749,200)
Change in fair value of derivative liabilities	(28,669,066)	(400)
Derivative liability balance at September 30,	$11,773,452	$-

The change in fair value of the derivative liability is reflected in other income (expense), net in the consolidated statement of operations.

Note 13 Leases

In connection with the Company’s acquisition of EV Depot (see “Note 5 Business acquisitions”), the Company, as the lessor, recorded $1,138,555 and $3,549,307 of lease revenue relating to EV Depot’s operating leases within revenues in the consolidated statements of operations for the three and nine months ended September 30, 2022, respectively. The Company had no lessor revenues in 2021.

Note 14 Reportable segments

The Company currently primary operates in the United States. The Company has two reportable operating segments – Telecommunications and Infrastructure.  The Company also has a non-operating corporate segment.  All inter-segment revenues are eliminated.

Summary information with respect to the Company’s operating segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Telecommunications	$159,104,070	$107,108,649	$458,071,311	$344,194,552
Infrastructure	26,753,059	9,889,437	71,804,320	13,514,232
Total	$185,857,129	$116,998,086	$529,875,631	$357,708,784

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Loss from operations:
Telecommunications	$281,765	$40,856	$1,169,017	$1,317,421
Infrastructure	1,363,736	840,622	4,656,895	100,656
Non-operating corporate	(11,619,477)	(9,648,538)	(41,052,238)	(27,253,232)
Total	$(9,973,976)	$(8,767,060)	$(35,226,326)	$(25,835,155)

A reconciliation of the Company's consolidated segment loss from operations to consolidated loss from operations before income taxes and net income (loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Loss from operations	$(9,973,976)	$(8,767,060)	$(35,226,326)	$(25,835,155)
Loss of impairment	-	(18,119,592)	-	(18,119,592)
Income (loss) from investments, net	(117,715)	(840,911)	(1,140,090)	3,420,417
Amortization of debt discount	(494,561)	(1,164,806)	(7,938,229)	(2,147,594)
Amortization of debt discount, related party	-	-	-	(95,127)
Change in fair value of derivative liabilities	28,669,066	-	28,669,066	(400)
Interest expense	(520,834)	(485,542)	(2,001,615)	(934,225)
Other income (expense), net	(3,346,462)	1,181,781	(2,432,871)	1,171,343
Foreign exchange adjustments	(24,347)	251,280	(110,538)	(261,432)
Total other expenses	24,165,147	(19,177,790)	15,045,723	(16,966,610)
Income (loss) from operations before income taxes	14,191,171	(27,944,850)	(20,180,603)	(42,801,765)
Income tax benefit (expense)	183,184	2,715,260	1,772,804	5,908,091
Net income (loss)	$14,374,355	$(25,229,590)	$(18,407,799)	$(36,893,674)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Depreciation and amortization:
Telecommunications	$42,253	$49,048	$128,175	$148,643
Infrastructure	390,668	117,383	1,616,865	165,691
Total	$432,921	$166,431	$1,745,040	$314,334

	Nine Months Ended September 30,
	2022	2021
Capital expenditures:
Telecommunications	$-	$-
Infrastructure	204,893	1,274,687
Total	$204,893	$1,274,687

	September 30, 2022	December 31, 2021
Investments:
Telecommunications	$-	$-
Infrastructure	1,399,550	2,279,978
Non-operating corporate	5,180,434	7,438,765
Total	$6,579,984	$9,718,743

	September 30, 2022	December 31, 2021
Assets:
Telecommunications	$79,713,973	$73,658,598
Infrastructure	84,660,457	56,700,602
Non-operating corporate	106,790,722	79,579,215
Eliminations	(83,620,694)	(66,328,903)
Total	$187,544,458	$143,609,512

Note 15 Equity

Permanent Equity

Preferred Stock

The Company has 20,000,000 shares of preferred stock authorized with a par value of $0.0001. No shares of Series A preferred stock were issued and outstanding as of September 30, 2022 and December 31,2021.

The Company has evaluated each series of the preferred stock for proper classification under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. ASC 480 generally requires liability classification for financial instruments that are certain to be redeemed, as they represent obligations to purchase shares of stock or represent obligations to issue a variable number of common shares. Both Series B and Series C preferred stock are classified as liabilities within mezzanine equity on the consolidated balance sheet as of September 30, 2022.

Series D: On June 30, 2022, the Company entered into an exchange agreement with funds affiliated with Arena Investors LP (“Arena Investors”) pursuant to which the Company issued 1,177,023 shares of Series D preferred stock.  The Series D preferred stock was issued in exchange for the Arena Investors’ $3,000,000 principal amount of convertible notes issued on May 8, 2020, $3,888,889 principal amount convertible notes issued on November 3, 2020, and $5,610,000 principal amount convertible notes issued on May 19, 2021. The total principal was $12,498,889.  The remaining unamortized discount as of June 30, 2022 of $4,293,385 was fully amortized during the period ended June 30, 2022 and included in the amortization of debt discount on the consolidated statement of operations. As of September 30, 2022, there were 1,177,023 shares of Series D preferred stock issued and outstanding.

The Series D preferred stock has the following designations:

•	Convertible at the option of the holder into common stock at $0.4248 per share
•	The Series D liquidation preference is equal to $10.6191 per share
•	The holders are entitled to receive cumulative quarterly dividends at a fixed annual rate of 2.25% of the liquidation preference, or $0.23893 per share
•	No voting rights

In addition to the exchange of convertible notes, the related 11.8 million outstanding warrants to purchase common stock were amended to allow the holder to exercise for a to-be-issued class of our preferred stock, which shall be convertible into the same number of shares of common stock as would have been issued upon exercise of such warrants under the original terms.  This amendment caused the instruments to be treated as a derivative liability beginning on June 30, 2022.  The transition to derivative accounting created a derivative liability of $40.4 million and a related deemed dividend of $32.8 million.  Future changes in the fair value of the derivative liability will be marked to market through the consolidated statement of operations in the respective period.

Common Stock

On April 20, 2022, the Company entered into a securities purchase agreement with an affiliate of Island Capital Group, LLC pursuant to which the Company issued 1,428,575 shares of Charge’s common stock and three-year warrants to purchase up to 2,000,000 shares of Charge’s common stock at $8.50 per share for an aggregate purchase price of $10,000,025.  The purchase price was allocated between common stock and warrants and is reported within common stock and additional paid-in capital on the consolidated balance sheet.

Mezzanine Equity

Preferred Stock

Series B: On May 21, 2021, the Company issued 2,395,105 shares as part of the acquisition of ANS at an aggregate purchase price of $6,850,000. On June 20, 2022, 2,155,594 shares were converted to 2,155,594 shares of common stock. On August 22, 2022, the remaining 239,511 shares were redeemed. As of September 30, 2022, there were no shares of Series B preferred stock issued and outstanding. As of December 31, 2021, there were 2,395,105 shares of Series B preferred stock issued and outstanding.

The Series B preferred stock had the following designations:

•	Convertible at option of holder
•	The holders are entitled to receive cumulative dividends at 4% per annum, payable quarterly on January 1, April 1, July 1, and October 1
•	1 preferred share is convertible to 1 common share
•	The Series B holders are entitled to receive liquidation in preference to the common holders or any other class or series of preferred stock
•	The Series B holders are entitled to vote together with the common holders as a single class
•	Mandatorily redeemable 180 days following the mandatory redemption date

The shares of Series B preferred stock were mandatorily redeemable and, therefore, were required to be classified as a liability in the mezzanine section on the consolidated balance sheet as of December 31, 2021.

Series C: On December 17, 2021, the Company entered into a securities purchase agreement with funds affiliated with Arena Investors LP pursuant to which the Company issued 2,370,370 shares of Series C preferred stock at an aggregate face value of $7,407,406 for an aggregate purchase price of $6,666,800. In connection with the issuance of the Series C preferred stock, the Company also issued warrants to purchase 2,370,370 shares of the Company’s common stock. The Company has valued and recorded the beneficial conversion feature of the Series C preferred stock and the warrants resulting in a deemed dividend at the time of issuance.

On February 25, 2022, the Company entered into a securities purchase agreement with an affiliate of Island Capital Group LLC (the “February 2022 Investors”) pursuant to which it issued 3,856,000 Series C preferred stock at an aggregate face value of $12,050,000 for an aggregate purchase price of $10,845,000. The Company has valued and recorded the beneficial conversion feature of the Series C preferred stock resulting in a deemed dividend at the time of issuance. As of September 30, 2022 and December 31, 2021, there were 6,226,370 and 2,370,370 shares, respectively, of Series C preferred stock issued and outstanding.

The Series C preferred stock has the following designations:

•	Convertible at option of holder at a conversion price of $3.125 per share
•	The holders are entitled to receive cumulative dividends at 6% per annum, payable monthly
•	In the event of reorganization, this class of Preferred will not be affected by any such capital reorganization
•	The Series C liquidation preference is equal to the stated value, plus any accrued and unpaid dividends
•	Change of control provision whereby the Series C Preferred shareholders would receive their stated value before all other shareholders
•	No voting rights
•	Redemption features:

○	If the closing price exceeds 200% of the effective conversion price, the Company may force the conversion of preferred stock with 10 days written notice;
○	At any time after the original issue date, the Company has the option to redeem some or all the outstanding preferred stock for cash with 10 days written notice; and
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

The Series C preferred stock provides that the Company shall redeem the preferred stock for cash or common stock at the Company’s option and, therefore, are not considered mandatorily redeemable.  However, due to the change in control provision, the Series C preferred stock have liquidation preference and are deemed a liability and presented within mezzanine equity on the consolidated balance sheet as of September 30, 2022.

Stock Options

Stock options activity is summarized as follows:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2021	44,920,000	$1.78
Options granted	2,550,000	3.47
Options exercised	-	-
Options cancelled	(565,000)	(3.16)
Options outstanding at March 31, 2022	46,905,000	$1.85
Options exercisable at March 31, 2022	14,737,501	$1.14
Options granted	3,475,000	5.00
Options exercised	(10,000)	(2.00)
Options cancelled	(687,500)	(2.96)
Options outstanding at June 30, 2022	49,682,500	$2.06
Options exercisable at June 30, 2022	18,361,001	$1.47
Options granted	985,000	2.36
Options exercised	(261,959)	(0.55)
Options cancelled	(482,500)	(4.46)
Options outstanding at September 30, 2022	49,923,041	$2.05
Options exercisable at September 30, 2022	18,797,522	$1.52

At September 30, 2022, the weighted average remaining life of the stock options is 4.68 years. At September 30, 2022, there was $31,632,307 in unrecognized costs related to the stock options granted.

Warrants

Warrants activity is summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Warrants outstanding at December 31, 2021	24,084,772	$1.74	3.0 years
Issued	-	-	-
Exercised	-	-	N/A
Expired	-	-	N/A
Warrants outstanding at March 31, 2022	24,084,772	$1.74	2.7 years
Warrants exercisable at March 31, 2022	24,084,772	$1.74	2.7 years
Issued	2,000,000	8.50	2.8 years
Exercised	(8,044,848)	(1.60)	N/A
Expired	-	-	N/A
Warrants outstanding at June 30, 2022	18,039,924	$2.55	2.3 years
Warrants exercisable at June 30, 2022	18,039,924	$2.55	2.3 years
Issued	-	-	-
Exercised	(137,803)	(0.91)	N/A
Expired	-	-	N/A
Warrants outstanding at September 30, 2022	17,902,121	$2.56	2.0 years
Warrants exercisable at September 30, 2022	17,902,121	$2.56	2.0 years

Note 16 Commitments, contingencies, and concentration risk

Contingencies

During the normal course of business, the Company may be named from time to time as a party to lawsuits arising in the ordinary course of business related to its sales, marketing, and the provision of its services and equipment. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450, Contingencies. Litigation and contingency accruals are based on our assessment, including advice of legal counsel, regarding the expected outcome of litigation or other dispute resolution proceedings. If the Company determines that an unfavorable outcome is probable and can be reasonably assessed, it establishes the necessary accruals. As of September 30, 2022 and December 31, 2021, the Company is not aware of any contingent legal liabilities that should be reflected in the consolidated financial statements.

Other Commitments

Indemnities

The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities, and related litigation. As of September 30, 2022 and December 31, 2021, the Company was not aware of any material asserted or unasserted claims in connection with these indemnity obligations.

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

Concentration of Credit Risk

The Company maintains accounts with financial institutions. All cash in checking accounts is non-interest bearing and is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a $250,000 limit. At times, cash balances may exceed the maximum coverage provided by the FDIC on insured depositor accounts. The Company believes it mitigates its risk by depositing its cash and cash equivalents with major financial institutions. At September 30, 2022 and December 31, 2021, the Company had $24,656,441 and $17,503,737 in excess of FDIC insurance, respectively.

Major Customer Concentration

There were two customers whose individual accounts receivable represented 10% or more of the Company’s total accounts receivable and whose accounts receivable in aggregate accounted for approximately 24% of the Company’s total accounts receivable as of September 30, 2022. The company had two customers whose accounts receivable individually represented 10% or more of the Company’s total accounts receivable and whose accounts receivable in aggregate accounted for approximately 25% of the Company’s total accounts receivable as of December 31, 2021.

The Company has two customers whose revenue individually represented 10% or more of the Company’s total revenue and whose revenue in aggregate accounted for approximately 32% and 29% of the Company’s total revenue for the three and nine months ended September 30, 2022, respectively. The Company had three customers whose revenue individually represented 10% or more of the Company’s total revenue and in aggregate accounted for approximately 41% of the Company’s total revenue for the three and nine months ended September 30, 2021, respectively.

Labor Concentration

One of our operating subsidiaries within Infrastructure sources direct labor from local unions, which have collective bargaining agreements expiring at various times over the next four years. Although the Company’s experience has been favorable with respect to resolving conflicting demands with these unions, it is possible that contract negotiations are unsuccessful which could impact the renewal of the collective bargaining agreements.

Note 17 Income taxes

The following table includes the Company’s income (loss) before income taxes, income tax (expense) benefit, and effective tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income (loss) before income taxes	$14,191,171	$(27,944,850)	$(20,180,603)	$(42,801,765)
Income tax benefit (expense)	183,184	2,715,260	1,772,804	5,908,091
Effective tax rate	(1.3)%	9.7%	8.8%	13.8%

For the three and nine months ended September 30, 2022 and 2021, the Company utilized the discrete effective tax rate method, as allowed by ASC 740-270-30-18 (ASC 740-270, Income Taxes-Interim Reporting).  The discrete method treats the year-to-date period as if it was the annual period and calculates the income tax expense or benefit on a discrete basis. Currently, the Company believes the use of the discrete method represents the best estimate of our annual effective tax rate.  The Company’s effective tax rate differed from the statutory rate primarily due to the company's permanent book-tax differences. The benefit rate decreased due to unfavorable differences relating to non-deductible stock based compensation, convertible debt, and other non-deductible book expenses, as well as a change in valuation allowance, offset by a favorable permanent difference relating to the change in fair value of derivative liabilities.

Note 18 Net income (loss) per share

Basic income (loss) per share available to common stockholders is calculated using the weighted average number of common shares outstanding during the applicable period. Diluted net income (loss) per share available to common stockholders is calculated using the weighted average number of common shares outstanding plus the number of dilutive potential common shares outstanding during the applicable period. Dilutive potential common shares consist of the incremental common shares (i) issuable upon the vesting of outstanding restricted stock units and the exercise of outstanding stock options using the treasury stock method, (ii) contingently issuable assuming that the end of the reporting period is the end of the contingency period, and (iii) issuable for non-participating preferred stock using the if-converted method. Our warrants and some of our preferred stock are considered participating securities pursuant to the two-class method. Dilutive potential common shares are excluded from the calculation of diluted net income (loss) per share available to common stockholders if their effect is antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Income (loss) available to common stockholders	$14,071,914	$(25,229,590)	$(56,027,370)	$(36,893,674)
Less: Undistributed earnings allocated to participating securities	(2,630,305)	-	-	-
Numerator, basic	11,441,609	(25,229,590)	(56,027,370)	(36,893,674)
Effect of dilutive securities
Plus: Preferred stock dividends	295,819	-	-	-
Plus: Undistributed earnings allocated to participating securities	2,630,305	-	-	-
Less: Undistributed earnings re-allocated to participating securities	(2,392,897)	-	-	-
Numerator, diluted	$11,974,836	$(25,229,590)	$(56,027,370)	$(36,893,674)

Denominator:
Weighted average number of shares outstanding, basic	206,224,561	152,222,589	196,126,428	150,397,062
Effect of dilutive securities:
Restricted stock units	77,088	-	-	-
Contingently issuable shares	1,769,884	-	-	-
Stock options	16,953,621	-	-	-
Preferred stock	6,363,233	-	-	-
Weighted average number of shares outstanding, diluted	231,388,387	152,222,589	196,126,428	150,397,062

Basic income (loss) per share available to common stockholders	$0.06	$(0.17)	$(0.29)	$(0.25)
Diluted income (loss) per share available to common stockholders	$0.05	$(0.17)	$(0.29)	$(0.25)

The following potential common shares were excluded from the calculation of diluted net income (loss) per share available to common stockholders because their effect would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Restricted stock units	-	36,836	154,410	12,324
Contingently issuable shares	-	-	1,685,294	-
Warrants	-	21,714,402	16,878,277	20,765,652
Stock options	25,122,445	38,699,396	48,905,800	32,417,096
Preferred stock	-	2,395,105	16,950,976	1,162,330
Convertible notes payable	-	51,551,453	33,249,524	41,404,494
Total	25,122,445	114,397,192	117,824,281	95,761,896

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ending December 31, 2021 filed on March 29, 2022. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in these forward-looking statements.

Throughout this Quarterly Report on Form 10-Q, the terms “Charge,” “we,” “our,” or “us” refer to Charge Enterprises, Inc. and its subsidiaries on a consolidated basis, unless stated or the context implies otherwise. The use of the term the “Company,” “partner,” or “partnering” in this report does not mean or imply a formal legal partnership and is not meant in any way to alter the terms of Charge’s relationship with any third parties.

Overview

Charge Enterprises, Inc. consists of a portfolio of global businesses with a vision to build the electrification and telecommunications infrastructure that will address and service requirements for Electrical Vehicle (“EV”) Charging (“EVC”) and Wireless Network Infrastructure (“WNI”) which includes 5G, tower, distributed antennae systems (“DAS”), small cell, and electrical infrastructure.

The Company operates in two segments: Telecommunications and Infrastructure. Financial information about each business segment is contained in Part I, Item 1, “Note 14 Reportable segments” to the Consolidated Financial Statements.

Telecommunications

Telecommunications provides routing of voice, data, and Short Message Services (SMS) to Carriers and Mobile Network Operators (“MNO”) globally and operates through our wholly owned subsidiary PTGI International Carrier Services, Inc. (“PTGI”). Telecommunications has contractual relationships with service providers in over 19 foreign countries primarily within Asia, Europe, the Middle East, Africa, and North America. The Company provides customers with internet-protocol-based and time-division multiplexing (“TDM”) access for the transport of long-distance voice and data minutes.

The Company operates a global telecommunications network consisting of domestic switching and related peripheral equipment, carrier-grade routers, and switches for internet and circuit-based services. To ensure high-quality communications services, our network employs digital switching and fiber optic technologies, incorporates the use of voice-over-internet protocols and SS7/C7 signaling, and is supported by comprehensive network monitoring and technical support services.

Infrastructure

Infrastructure has two areas of focus, including:

•	Building physical wireless network elements including 4G and 5G, cell tower, small cell, and in-building applications.
•	Seamless EVC solutions including design, engineering, vendor specification, construction, installation, and maintenance of EV chargers and infrastructure.

Products and services of Infrastructure include:

•	Cell tower construction and modification services,
•	Wireless enterprise solutions,
•	Network monitoring and maintenance,
•	DAS RF engineering design, installation, and remote monitoring,
•	Direct Current and Uninterruptable Power Supply primary and secondary systems implementation, and
•	Seamless EVC solutions including design, engineering, vendor specification, construction, installation, and maintenance of EV chargers,

Comparability to Past Periods

Due to acquisitions made over the course of 2021 and 2022, we are presenting both reported and proforma results for consolidated operations and our segments. Results of acquisitions are included in reported results from the date of acquisition closure. Within Infrastructure, the Company acquired Nextridge, Inc. and its wholly owned subsidiary, Advanced Network Solutions (collectively “ANS”) on May 21, 2021, B W Electrical Services LLC (“BW”) on December 27, 2021, and EV Group Holdings LLC (“EV Depot”) on January 14, 2022.

Our proforma presentation assumes a full three and nine month period for all our operations, including acquisitions, for both 2021 and 2022. Management believes that presenting pro forma results is important to understand our financial performance, providing better analysis of trends in our underlying businesses as it allows for comparability to prior period results. The unaudited pro forma results of operations are not intended to represent or be indicative of the consolidated results of operations or financial condition of our company that would have been reported had the acquisitions been completed as of their respective dates and should not be construed as representative of the future consolidated results of operations or financial condition of the combined entity.

Consolidated Results of Operations

	As Reported			As Reported
	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase			Increase
(in thousands)	2022	2021	(Decrease)	2022	2021	(Decrease)
Revenues	$185,857	$116,998	$68,859	$529,876	$357,709	$172,167
Cost of goods sold	178,951	113,094	65,857	509,218	350,080	159,138
Gross profit	6,906	3,904	3,002	20,658	7,629	13,029
Stock based compensation	7,847	7,558	289	28,352	21,351	7,001
General and administrative	3,516	1,929	1,587	10,420	5,325	5,095
Salaries and related benefits	4,417	2,587	1,830	12,787	5,210	7,577
Professional fees	667	432	235	2,580	1,264	1,316
Depreciation expense	433	166	267	1,745	314	1,431
Income (loss) from operations	(9,974)	(8,768)	(1,206)	(35,226)	(25,835)	(9,391)
Other (income) expenses	(24,165)	19,178	(43,343)	(15,045)	16,967	(32,012)
Income tax expense (benefit)	(183)	(2,716)	2,533	(1,773)	(5,908)	4,135
Net income (loss)	$14,374	$(25,230)	$39,604	$(18,408)	$(36,894)	$18,486

Comparison of the Reported results for three and nine months ended September 30, 2022 and 2021

Revenues

Revenues increased $68.9 million in the three month period and $172.2 million in the nine month period compared to 2021, representing growth of 59% and 48%, respectively. The increase in  revenue in both periods was driven by the acquisitions of BW and EV Depot, organic growth in ANS, and an increase in wholesale traffic volumes within Telecommunications.  The increase in the nine month period was also driven by the acquisition of ANS.

Cost of goods sold

Cost of goods sold increased $65.9 million in the three month period and $159.1 million in the nine month period compared to 2021. The increase in cost of goods sold in both periods was directly related to the increase in customer revenue. Overall gross margin percentage increased in both periods driven by the acquisitions of ANS, BW, and EV Depot, partially offset by a decline in Telecommunications margin.

Stock based compensation

Stock based compensation increased $0.3 million in the three month period and $7.0 million in the nine month period compared to 2021.  The increase in both periods was due to new option grants to members of the Board, newly hired employees, and employees that joined our company as part of an acquisition.

General and administrative

General and administrative expense increased $1.6 million in the three month and $5.0 million in the nine month period compared to 2021. The increase in both periods was attributable to higher consulting, investor relations, and marketing expense related to growing our business, costs associated with our uplist to the Nasdaq, and the acquisitions of ANS, BW and EV Depot.

Salaries and related benefits

Salaries and benefits increased $1.8 million in the three month period and $7.6 million in the nine month period compared to 2021. The increase in both periods was principally attributable to investments in personnel associated with growth and the acquisitions of ANS, BW, and EV Depot.

Professional fees

Professional services fees increased $0.2 million in the three month period and $1.3 million in the nine month period compared to 2021. The increase in the three month period was primarily due to higher accounting fees and expenses related to regulatory requirements.  The increase in the nine month period was primarily due to higher legal and accounting fees related to acquisitions, our uplist to the Nasdaq, and expenses related to regulatory requirements.

Depreciation and amortization

Depreciation and amortization increased $0.3 million in the three month period and $1.4 million in the nine month period compared to 2021.  The increase in both periods was primarily driven by intangible amortization of ANS customer relationships, which included a true-up in the second quarter of 2022 related to final purchase accounting.

Other operating (income) expense, net

Other operating (income) expense changed by $43.4 million in the three month period, going from an expense of $19.2 million in 2021 to an income of $24.2 million in 2022, and $32.0 million in the nine month period, going from an expense of $17.0 million in 2021 to an income of $15.0 million in 2022. The change in the three month period was primarily driven by the income generated from the change in fair value of derivative, offset by an expense from contingent liabilities, in 2022 and expense from a goodwill impairment in 2021. The change in the nine month periods was driven by income from the change in fair value of derivative, offset by an expense from contingent liabilities, in 2022, the expense from a goodwill impairment in 2021, debt amortization costs associated with acquisitions over the past 12 months and the exchange of convertible notes in the second quarter of 2022, higher interest expense, and investment loss of $1.1 million in 2022 compared to $3.4 million in 2021.

Income tax benefit

The Company generated a lower income tax benefit in the three and nine month periods compared to 2021, primarily due to higher non-deductible expenses in the current quarter.

	Proforma			Proforma
	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase			Increase
(in thousands)	2022	2021	(Decrease)	2022	2021	(Decrease)
Revenues	$185,857	$124,683	$61,174	$530,108	$392,851	$137,257
Cost of goods sold	178,951	118,429	60,522	509,306	375,946	133,360
Gross profit	6,906	6,254	652	20,802	16,905	3,897
Stock based compensation	7,847	7,558	289	28,352	21,351	7,001
General and administrative	3,516	2,112	1,404	10,469	7,100	3,369
Salaries and related benefits	4,417	3,310	1,107	12,800	10,536	2,264
Professional fees	667	478	189	2,580	1,467	1,113
Depreciation expense	433	167	266	1,745	549	1,196
Income (loss) from operations	(9,974)	(7,371)	(2,603)	(35,144)	(24,098)	(11,046)
Other (income) expense	(24,165)	19,069	(43,234)	(15,037)	14,775	(29,812)
Income tax expense (benefit)	(183)	(2,650)	2,467	(1,773)	(5,710)	3,937
Net income (loss)	$14,374	$(23,790)	$38,164	$(18,334)	$(33,163)	$14,829

Comparison of the Pro Forma results for three and nine months ended September 30, 2022 and 2021

Revenues

Revenues increased $61.2 million in the three month period and $137.3 million in the nine month period compared to 2021, representing growth of 49% and 35%, respectively. The increase in both periods was driven by an increase in wholesale traffic volumes within Telecommunications, along with increased volume of wireless network and EV charging installations, and higher electrical construction volume within Infrastructure.

Cost of goods sold

Cost of goods sold increased $60.5 million in the three month period and $133.4 million in the nine month period compared to 2021. The increase in cost of goods sold in both periods was directly related to the increase in customer revenue within both Telecommunications and Infrastructure. Overall gross margin percentage was lower in both periods compared to 2021 with the decline driven by the mix of revenue between businesses, the mix of projects within businesses, labor and cost inflation in Infrastructure, and a decline in margin in Telecommunications.

Stock based compensation

Stock based compensation increased $0.3 million in the three month period and $7.0 million in the nine month period compared to 2021. The increase in both periods was due to new option grants to members of the Board, newly hired employees, and employees that joined our company as part of an acquisition.

General and administrative

General and administrative expense increased $1.4 million for the three month period and $3.4 million for the nine month period compared to 2021. The increase in both periods was attributable to higher consulting, investor relations, and marketing expense related to growing the business and costs associated with our uplist to the Nasdaq.

Salaries and related benefits

Salaries and benefits increased $1.1 million for the three month period and increased $2.3 million in the nine month period compared to 2021.  The increase in both periods was principally attributable to investments in personnel associated with growth.

Professional fees

Professional services fees increased $0.2 million in the three month period and $1.1 million in the nine month period compared to 2021.  The increase in the three month period was primarily due to higher accounting fees and expenses related to regulatory requirements.  The increase in the nine month period was primarily due to higher legal and accounting fees related to acquisitions, our uplist to the Nasdaq, and expenses related to regulatory requirements.

Depreciation and amortization

Depreciation and amortization increased $0.3 million in the three month period and $1.2 million in the nine month period compared to 2021.  The increase in both periods was primarily driven by intangible amortization of ANS customer relationships, which included a true-up in the second quarter of 2022 related to final purchase accounting.

Other operating (income) expense, net

Other operating (income) expense changed by $43.2 million in the three month period, going from an expense of $19.1 million in 2021 to an income of $24.2 million in 2022, and $29.8 million in the nine month period, going from an expense of $14.8 million in 2021 to an income of $15.0 million in 2022. The change in the three month period was primarily driven by income generated by the change in fair value of derivative, offset by an expense from contingent liabilities, in 2022 and expense from a goodwill impairment in 2021.  The change in the nine month periods was driven by income from the change in fair value of derivative, offset by expense from contingent liabilities, in 2022, expense from a goodwill impairment in 2021, debt amortization costs associated with acquisitions over the past 12 months and the exchange of convertible notes in the second quarter of 2022, higher interest expense, and investment loss of $1.1 million in 2022 compared to $3.4 million in 2021.

Income tax benefit

The Company generated a lower income tax benefit in the three and nine month periods compared to 2021, primarily due to higher non-deductible expenses in the current quarter.

Financial Results by Segment

Telecommunications

	As Reported and Proforma			As Reported and Proforma
	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase			Increase
(in thousands)	2022	2021	(Decrease)	2022	2021	(Decrease)
Revenues	$159,105	$107,108	$51,997	$458,072	$344,195	$113,877
Cost of goods sold	158,153	105,881	52,272	454,604	339,901	114,703
Gross profit	952	1,227	(275)	3,468	4,294	(826)
General and administrative	468	534	(66)	1,477	1,321	156
Salaries and related benefits	132	585	(453)	630	1,472	(842)
Professional fees	28	18	10	63	34	29
Depreciation expense	42	49	(7)	128	149	(21)
Income (loss) from operations	282	41	241	1,170	1,318	(148)
Other (income) expenses	5	(1,426)	1,431	(68)	(885)	817
Income tax expense (benefit)	255	(1,062)	1,317	3	(1,237)	1,240
Net income (loss)	$22	$2,529	$(2,507)	$1,235	$3,440	$(2,205)

Comparison of the Reported and Pro Forma results for three and nine months ended September 30, 2022 and 2021

Revenues

Revenues increased $52.0 million in the three month period and $113.9 million in the nine month period compared to 2021, representing growth of 49% and 33%, respectively. The increase in both periods was driven by an overall increase in wholesale traffic volumes compared to 2021 driven by higher voice demand. The rapid development of new technologies, services, and products has eliminated many of the traditional distinctions among wireless, cable, internet, local, and long-distance communication services. While revenues increased in the three and nine month periods, the Company continues to expect downward pressure on revenues over time due to the pace of technology development, emergence of new products, and intense competition.

Cost of goods sold

Cost of goods sold increased $52.3 million in the three month period and $114.7 million in the nine month period compared to 2021. The increase in both periods was driven by the increase in customer revenue. Gross margin percentage in this business decreased year over year due to customer mix.

General and administrative

General and administrative expense decreased by $0.1 million in the three month period and increased $0.2 million in the nine month period compared to 2021. The decrease in the three month period was driven by lower consulting and travel expense. The increase in the nine month period was due to changes in classification of certain resources between general and administrative and salaries and benefits.

Salaries and related benefits

Salaries and benefits decreased $0.5 million in the three month period and $0.8 million in the nine month period compared to 2021. The decrease in both periods was due to certain changes in classification between salaries and benefits and general and administrative as well as allocations to the non-operating corporate segment.

Other operating (income) expense, net

Other operating (income) expense increased $1.4 million in the three month period and $0.8 million in the nine month period compared to 2021. The increase in both periods is driven by a gain on the sale of assets in 2021.

Infrastructure

	As Reported			As Reported
	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase			Increase
(in thousands)	2022	2021	(Decrease)	2022	2021	(Decrease)
Revenues	$26,752	$9,890	$16,862	$71,804	$13,514	$58,290
Cost of goods sold	20,798	7,213	13,585	54,614	10,179	44,435
Gross profit	5,954	2,677	3,277	17,190	3,335	13,855
General and administrative	1,437	696	741	3,644	1,594	2,050
Salaries and related benefits	2,694	991	1,703	7,062	1,424	5,638
Professional fees	70	32	38	211	51	160
Depreciation expense	391	117	274	1,617	165	1,452
Income (loss) from operations	1,362	841	521	4,656	101	4,555
Other (income) expenses	92	18,132	(18,040)	906	18,103	(17,197)
Income tax expense (benefit)	91	(22)	113	(14)	(67)	53
Net income (loss)	$1,179	$(17,269)	$18,448	$3,764	$(17,935)	$21,699

Comparison of the Reported results for the three and nine months ended September 30, 2022 and 2021

Revenues

Revenues increased $16.9 million in the three month period and $58.3 million in the nine month period compared to 2021.  The increase in both periods was driven by the acquisitions of BW and EV Depot, and organic growth in ANS and the  EV charging business.  The increase in the nine month period was also driven by the acquisitions of ANS.

Cost of goods sold

Cost of goods sold increased $13.6 million in the three month period and $44.4 million in the nine month period compared to 2021, driven primarily by the increase in revenues.

General and administrative

General and administrative expense increased $0.7 million in the three month period and $2.1 million in the nine month period compared to 2021.  The increase in both periods was driven primarily by the acquisitions of ANS, BW, and EV Depot, and spend to support the growth of the EV charging business.

Salary and related benefits

Salary and benefits increased $1.7 million in the three month period and $5.6 million in the nine month period compared to 2021.  The increase in both periods was driven by the acquisitions of ANS, BW, and EV Depot, as well as new headcount to support the EV charging business.

Depreciation and amortization

Depreciation and amortization increased $0.3 million in the three month period and $1.5 million in the nine month period compared to 2021.  The increase in both periods was primarily driven by intangible amortization of ANS customer relationships, which included a true-up in the second quarter of 2022 related to final purchase accounting.

Other operating (income) expense, net

Other operating (income) expense decreased $18.0 million in the three month period and $17.2 million in the nine month period compared to 2021.  The decrease in the three month period was driven by the goodwill impairment in 2021.  The decrease in the nine month period was driven by the goodwill impairment in 2021, partially offset by unrealized losses on marketable securities held in the operating segment.

	Proforma			Proforma
	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase			Increase
(in thousands)	2022	2021	(Decrease)	2022	2021	(Decrease)
Revenues	$26,752	$17,575	$9,177	$72,036	$48,656	$23,380
Cost of goods sold	20,798	12,548	8,250	54,702	36,045	18,657
Gross profit	5,954	5,027	927	17,334	12,611	4,723
General and administrative	1,437	879	558	3,693	3,369	324
Salaries and related benefits	2,694	1,714	980	7,075	6,750	325
Professional fees	70	78	(8)	211	254	(43)
Depreciation expense	391	118	273	1,617	400	1,217
Income (loss) from operations	1,362	2,238	(876)	4,738	1,838	2,900
Other (income) expense	92	18,023	(17,931)	915	15,911	(14,996)
Income tax expense (benefit)	91	44	47	(14)	131	(145)
Net income (loss)	$1,179	$(15,829)	$17,008	$3,837	$(14,204)	$18,041

Comparison of the Pro Forma results for three and nine months ended September 30, 2022 and 2021

Revenues

Revenues increased $9.2 million in the three month period and $23.4 million in the nine month period compared to 2021, representing growth of 52% and 48%, respectively.  The increase in both periods was driven by higher wireless network and EV charging installations, and an increase in electrical contracting services, including the leveraging of subsidiaries to win projects across geographies.

Cost of goods sold

Cost of goods sold increased $8.3 million in the three month period and $18.7 million in the nine month period compared to 2021, driven primarily by the change in revenues. Gross margin percentage decreased in both periods compared to 2021, driven by the mix of revenue between businesses, the mix of project within businesses, and labor and cost inflation.

General and administrative

General and administrative expense increased $0.6 million in the three month period and $0.3 million in the nine month period compared to 2021.  The increase in both periods was driven by investments to support the growth of the segment.

Salary and related benefits

Salary and benefits increased $1.0 million in the three month period and $0.3 million in the nine month period compared to 2021.  The increase in both periods was driven by increased hiring to support the growth of the business, with the increase in the nine month period partially offset by a one-time incentive payment in 2021.

Depreciation and amortization

Depreciation and amortization increased $0.3 million in the three month period and $1.2 million in the nine month period compared to 2021.  The increase in both periods was primarily driven by intangible amortization of ANS customer relationships, which included a true-up in the second quarter of 2022 related to final purchase accounting.

Other operating (income) expense, net

Other operating (income) expense decreased $17.9 million in the three month period and $15.0 million in the nine month period compared to 2021.  The decrease in the three month period was driven by the goodwill impairment in 2021.  The decrease in the nine month period was driven by the goodwill impairment in 2021, partially offset by the gain upon forgiveness on the Paycheck Protection Program loan for BW recognized in the second quarter of 2021  and unrealized losses on marketable securities held in the operating segment.

Non-operating Corporate Segment

	As Reported and Proforma			As Reported and Proforma
	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase			Increase
(in thousands)	2022	2021	(Decrease)	2022	2021	(Decrease)
Revenues	$-	$-	$-	$-	$-	$-
Cost of goods sold	-	-	-	-	-	-
Gross profit	-	-	-	-	-	-
Stock based compensation	7,847	7,558	289	28,352	21,351	7,001
General and administrative	1,611	699	912	5,299	2,410	2,889
Salaries and related benefits	1,591	1,011	580	5,095	2,314	2,781
Professional fees	569	382	187	2,306	1,179	1,127
Depreciation expense	-	-	-	-	-	-
Income (loss) from operations	(11,618)	(9,650)	(1,968)	(41,052)	(27,254)	(13,798)
Other (income) expenses	(24,262)	2,472	(26,734)	(15,883)	(251)	(15,632)
Income tax expense (benefit)	(529)	(1,632)	1,103	(1,762)	(4,604)	2,842
Net income (loss)	$13,173	$(10,490)	$23,663	$(23,407)	$(22,399)	$(1,008)

Comparison of the Reported and Pro Forma results for three and nine months ended September 30, 2022 and 2021

Stock based compensation

Stock based compensation increased $0.3 million in the three month period and $7.0 million in the nine month period compared to 2021. The increase in both periods was due to new option grants to members of the Board, newly hired employees, and employees that joined our company as part of an acquisition.

General and administrative

General and administrative expenses increased $0.9 million in the three month period and $2.9 million in the nine month period compared to 2021. The increase in both periods was driven by higher consulting, investor relations, and marketing related to growing the business, and costs associated with the uplist to the Nasdaq.

Salaries and related benefits

Salaries and benefits increased $0.6 million in the three month period and $2.8 million in the nine month period compared to 2021. The increase in both periods is driven by investments in personnel associated with the Company’s growth and certain allocations from Telecommunications.

Professional fees

Professional services fees increased $0.2 million in the three month period and $1.1 million in the nine month period compared to 2021. The increase in the three month period was primarily due to higher accounting fees and expenses related to regulatory requirements. The increase in the nine month period was primarily due to higher legal and accounting fees related to acquisitions, our uplist to the Nasdaq, and expenses related to regulatory requirements.

Other operating (income) expense

Other operating expenses changed by $26.7 million in the three month period, going from an expense of $2.5 million in 2021 to an income of $24.3 million in 2022, and $15.6 million in the nine month period, going from an expense of $0.3 million in 2021 to an expense of $15.9 million in 2022.   The change in the three month period was primarily driven by income generated by the change in fair value of derivative, offset by expense from contingent liabilities, in 2022, lower debt amortization cost and lower unrealized losses on marketable securities.  The change in the nine month periods was driven by income from the change in fair value of derivative, offset by expense from contingent liabilities, in 2022, partially offset by debt amortization costs associated with acquisitions over the past 12 months and the exchange of convertible notes in the second quarter of 2022, higher interest expense, and unrealized losses on marketable securities compared to an unrealized gain on marketable securities in 2021.

Liquidity and Capital Resources

Our current operations have been focused primarily on business planning, raising capital, and acquiring profitable companies to fuel investment within the emerging EVC market and our corporate structure. Our primary sources of liquidity are operating cash flows and private placement investment and debt. In order to finance acquisitions, we issued non-convertible promissory notes throughout 2020 and 2021, and those notes have an outstanding aggregate principal amount of approximately $27.8 million at September 30, 2022. We assess our liquidity in terms of our ability to generate cash to fund our short- and long-term cash requirements. We believe that our operating cash flows and access to funding is sufficient to fund our cash requirements for the next 12 months. In the event that our plans change or our cash requirements are greater than we anticipate, we may need to access the capital markets to finance future cash requirements. However, there can be no assurance that such financing will be available to us should we need it or, if available, that the terms will be satisfactory to us and not dilutive to existing shareholders.

On October 25, 2022, ANS renewed the line of credit available with a bank and increased borrowing capacity from $4.0 million to $8.0 million.

On April 20, 2022, we entered into a securities purchase agreement with an affiliate of Island Capital Group LLC pursuant to which we issued 1,428,575 shares of Charge’s common stock and three-year warrants to purchase up to 2,000,000 shares of Charge’s common stock at $8.50 per share for an aggregate purchase price of $10.0 million.

On February 25, 2022, we entered into a securities purchase agreement with an affiliate of Island Capital Group LLC pursuant to which we issued 3,856,000 shares of Series C preferred stock in an aggregate face value of $12.0 million for an aggregate purchase price of $10.8 million.

On December 17, 2021, we entered into a securities purchase agreement with funds affiliated with Arena Investors LP pursuant to which we issued a note payable in an aggregate face value of $15.9 million for an aggregate purchase price of $13.3 million. The note has a coupon of 7.5% and matures on November 19, 2023. In addition, as part of the securities purchase agreement, we issued (i) 2,370,370 shares of Series C preferred stock to the investors at an aggregate purchase price of $6.7 million and (ii) warrants to purchase up to 2,370,370 shares of Charge’s common stock at $4.00 per share.

On May 19, 2021, we entered into a securities purchase agreement with funds affiliated with Arena Investors LP pursuant to which we issued (i) convertible notes in an aggregate face value of $5.6 million for an aggregate purchase price of $5.0 million that are convertible at any time, at the holder’s option, into shares of our common stock at a conversion price of $3.00 per share and mature on May 19, 2024, and (ii) non-convertible notes payable in an aggregate face value of $11.9 million for an aggregate purchase price of $10.0 million, with a coupon of 8% and a maturity date of November 19, 2023. Both issuances are referred to as the “May 2021 Notes”. In connection with the issuance of the May 2021 Notes, we issued to the investors warrants to acquire 1,870,000 shares of Charge’s common stock. On June 30, 2022, we exchanged the convertible notes for Series D preferred stock. See “Note 15 Equity.”

Cash Flows

	Nine Months Ended September 30,
	2022	2021
Total cash provided by (used in):
Operating activities	$(2,916,904)	$3,502,956
Investing activities	483,515	(19,926,990)
Financing activities	20,385,574	14,586,769
Effect of foreign currency exchange rates on cash and cash equivalents	45,261	(366,306)
Net increase (decrease) in cash and cash equivalents	$17,997,446	$(2,203,571)

The following table summarizes our cash flow activity, as reported within the consolidated statement of cash flows, followed by a discussion of the major drivers impacting operating, investing, and financing cash flows:

Cash flows from operating activities

Net cash provided by operating activities primarily includes net loss adjusted for (i) non-cash items included in net income, such as depreciation and amortization, stock based compensation, and amortization of debt discount, and (ii) changes in the balances of operating assets and liabilities. The use of cash from operating activities for the nine months ended September 30, 2022 was driven by net loss offset by non-cash items and a positive change in net working capital. Cash provided by operating activities decreased compared to the prior period primarily due a larger net loss driven by expenses to support the growth of the business.

Cash flows from investing activities

The increase in net cash provided by investing activities during the nine months ended September 30, 2022 compared to the prior period was primarily driven by the acquisition of ANS on May 21, 2021 and a net sale of marketable securities in the current period compared to a net purchase of marketable securities in the prior period, partially offset by the acquisition of EV Depot on January 14, 2022.

Cash flows from financing activities

The increase in cash provided by financing activities during the nine months ended September 30, 2022 compared to the prior period was primarily due to higher cash proceeds in the current period from the issuance of $10.8 million of Series C preferred stock, the sale of $10.0 million of common stock and the exercise of warrants, compared to $15.0 million of proceeds from debt financing in 2021.

Off-Balance Sheet Arrangements

As of September 30, 2022 and December 31, 2021, Charge did not have any off-balance sheet arrangements.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. “Note 2 Summary of significant accounting policies” to the Consolidated Financial Statements in our 2021 Form 10-K describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Our critical accounting estimates, identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2021 Form 10-K, are stock based compensation, revenue recognition, goodwill, and income taxes. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the consolidated financial statements, and actual results could differ materially from the amounts reported.

Recent Accounting Pronouncements

See Part I, Item 1, “Note 2 Summary of significant accounting policies” for a detailed description of Recent Accounting Pronouncements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be involved in legal proceedings in the ordinary course of business. We are currently not a party to any legal proceedings that we believe would have a material adverse effect on our business, financial condition, or results of operations.

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. An investor or potential investor should consider the risks summarized below and under the caption “Risk Factors” in Part I, Item 1A of our 2021 Form 10-K and Part II, Item 1A of our Forms 10-Q for the quarters ended March 31, 2022 (our “First Quarter Form 10-Q") and June 30, 2022 (our “Second Quarter Form 10-Q") when making investment decisions regarding our securities. The risk factors that were disclosed in our 2021 Form 10-K, First Quarter Form 10-Q, and Second Quarter Form 10-Q have not materially changed since the date the Second Quarter Form 10-Q was filed except for those risk factors noted below.

Risks Related to Our Common Stock

Our outstanding warrants and preferred stock may affect the market price and liquidity of our common stock.

As of September 30, 2022, we had approximately 206,482,414 shares of common stock and warrants for the purchase of up to approximately an additional 17,902,121 shares of common stock outstanding. All of these warrants are exercisable as of the date of this filing (subject to certain beneficial ownership limitations) as follows: 7,599,556 warrants at an exercise price of $0.50 per share, 4,062,195 warrants at an exercise price of $2.00 per share, 4,240,370 warrants at an exercise price of $4.00 per share, and 2,000,000 warrants at an exercise price of $8.50 per share. We also have 6,226,370 shares of our Series C preferred stock outstanding (convertible into 6,226,370 shares of common stock) and 1,177,023 shares of our Series D preferred stock outstanding (convertible into 1,177,023 shares of common stock). Holders of our notes and warrants may elect to receive a substantial number of shares of common stock upon conversion of the notes and/or exercise of the warrants. The amount of common stock reserved for issuance may have an adverse impact on our ability to raise capital and may affect the price and liquidity of our common stock in the public market. In addition, the issuance of these shares of common stock will have a dilutive effect on current stockholders’ ownership.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Market Information

Our common stock has been listed on the Nasdaq Global Market since April 12, 2022. Our common stock was quoted on the Pink Open Market from January 27, 2021 to April 11, 2022. Our common stock is currently quoted under the trading symbol “CRGE”.

Recent Sales of Unregistered Securities

Except as set forth below, we did not sell any of our equity securities during the three months ended September 30, 2022 that were not registered under the Securities Act and were not previously reported on a Current Report on Form 8-K filed by us.

During the three months ended September 30, 2022, we issued 137,803 shares of common stock upon the exercise of previously issued warrants generating aggregate cash proceeds of $49,777 from the exercise of such warrants.

We deemed the issuances of the securities described above to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, relative to transactions by an issuer not involving a public offering.

Purchases of Equity Securities by the Issuer and Affiliate Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

See the exhibit index, which is incorporated herein by reference.

Exhibit						Filed/ Furnished
Number	Description	Form	File No.	Exhibit	Filing Date	Herewith
31.1	CERTIFICATION BY THE PRINCIPAL EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002					*

31.2	CERTIFICATION BY THE PRINCIPAL FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002					*

32.1	CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002					**

32.2	CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002					**

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Definition Linkbase Document
101.DEF	XBRL Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2022	CHARGE ENTERPRISES, INC.

	By:	/s/ Andrew Fox
	Name	Andrew Fox
	Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Leah Schweller
Name	Leah Schweller
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

