Form 10-K
period 2022-12-31
Charge Enterprises, Inc.
filed 2023-03-15
CIK 1277250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number: 333-253073

CHARGE ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Delaware	90-0471969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

125 Park Avenue, 25th Floor New York, NY	10017
(Address of principal executive offices)	(Zip Code)

(212) 921-2100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol	Name of each exchange on which registered
Common Stock, par value $.0001 per share	CRGE	Nasdaq Global Market

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

Large accelerated filer	☐	Accelerated filer	☒
		Smaller reporting company	☒
Non-accelerated Filer	☐	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $454.4 million on June 30, 2022 (the last business day of the registrant’s most recently completed second quarter) based on the closing price for the common stock of $4.77 on the Nasdaq Global Market on that date.

As of March 1, 2023, a total of 206,894,136 shares of common stock, par value $0.0001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of Form 10-K (Items 10, 11, 12, 13 and 14) will be incorporated by reference from portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 2023. The Registrant expects to file its definitive Proxy Statement with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year of December 31, 2022.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K, which reflect our current views with respect to future events and financial performance, and any other statements of a future or forward-looking nature, constitute “forward-looking statements” for the purpose of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions, our growth strategies and anticipated growth rates, expectations of achieving and maintaining profitability, project mix, and other characterizations of future events or circumstances, such as the effects of the COVID-19 pandemic and supply chain disruptions and delays. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.

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

ABBREVIATION GLOSSARY

Abbreviation	Definition	Abbreviation	Definition
4G, 5G	Fourth-generation wireless, fifth-generation wireless	HVAC	Heating, ventilation, air conditioning
AC/DC	Alternating Current /Direct Current	IBEW	International Brotherhood of Electrical Workers
ASU	Accounting Standards Update	MNO	Mobile Network Operators
CARES	Coronavirus Aid, Relief, and Economic Security	NOL	Net Operating Loss
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act	OTT	Over-the-top
CECL	Current Expected Credit Losses	OEM	Original Equipment Manufacturers
“Charge”, “Company” “we”, “our”, “us”	Charge Enterprises, Inc. and its subsidiaries on a consolidated basis	PCAOB	Public Company Accounting Oversight Board (United States)
CPN	Calling Party Number	PPTs	Post Telegraph and Telecommunications Companies
CN	Charge Number	PSTN	Public Switched Telephone Network
CRGE	Charge Enterprises, Inc. Nasdaq Global Market symbol	ROBC	Regional Operating Bell Carriers
ESG	Environmental, Social and Governance	RSUs	Restricted Stock Units
EU	European Union	SEC	Securities and Exchange Commission
EV	Electric Vehicle	SMS	Short Message Services
EVC	Electric Vehicle Charging	SOX	Sarbanes-Oxley Act of 2002
FASB	Financial Accounting Standards Board	SS7/C7	System Signaling #7
FCC	Federal Communications Commission	TCJA	Tax Cuts and Jobs Act
FCPA	Foreign Corrupt Practices Act	TDM	Time-Division Multiplexing
FINRA	Financial Industry Regulatory Authority	TRACED	Telephone Robocall Abuse Criminal Enforcement and Deterrence
GAAP	Generally Accepted Accounting Standards in the United States of America	USF	Universal Service Fund
ROBC	Regional Operating Bell Carriers	VWAP	Volume - Weighted Average Price

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

•	Widespread health developments, including the recent global COVID-19 pandemic, could materially and adversely affect our business, financial condition and results of operations.

•	Labor shortages and supply chain disruptions could prevent us from meeting customer demand and negatively affect our financial results.

•	Increased geopolitical unrest and other events outside of our control could adversely affect the global economy or specific international, regional and domestic markets, which may cause our revenue and earnings to decline.

•	Our limited operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.

•	Rapid technological change in our market and/or changes in customer requirements could cause our products and services to become obsolete or require us to redesign our products and services, which would have a material adverse effect on our business, operating results and financial condition.

•	Cybersecurity matters including those related to malware, viruses, hacking, phishing attacks and spamming could harm our business and results of operations.

•	Economic downturns have historically led to reductions in demand for our services. Negative conditions in the credit markets, including rising interest rates, may adversely impact our ability to operate our business.

•	We may not be able to successfully implement our growth strategy.

•	If we are not able to deploy capital effectively and on acceptable terms, we may not be able to effectively execute our growth strategy.

•	Acquisitions and strategic transactions could involve unknown risks or we may not realize the benefit of recent or future business acquisitions or strategic investments, which could have a material adverse effect on our operating results.

•	Our success is dependent on the continued deployment and popularity of our existing products and services, our continued innovation and successful launches of new products and services, and our customers’ funding. We may not be able to anticipate or make timely responses to changes in the preferences of consumers.

•	We rely substantially on external suppliers for specific materials including radios, antennas, steel framing, wire, small to major electrical equipment, EVC equipment, energy storage, and service.

•	Our growth is highly dependent upon the adoption and use by consumers of broadband and EVs as well as the products and services we provide.

•	Our ability to deploy and install our and other organizations’ physical wireless network elements and EV charging equipment is dependent on outside government regulation which can be subject to change at any time.

•	We are in an intensely competitive industry and there can be no assurance that we will be able to compete with our competitors who may have greater resources.

•	Existing and future environmental, health and safety regulations as well as criteria established by tower and wireless carriers could result in increased compliance costs or loss of work.

•	The cost and availability of insurance carriers willing to insure high risk activities associated with the deployment of radio and antenna equipment of communications tower infrastructure could be limited.

•	Our Telecommunications segment is substantially smaller than some of our major competitors, whose marketing and pricing decisions, and relative size advantage could adversely affect our ability to attract and to retain customers. These major competitors are likely to continue to cause significant pricing pressures that could adversely affect our net revenues, results of operations and financial condition.

•	Any failure of our Telecommunications’ physical infrastructure, including undetected defects in technology, could lead to significant costs and disruptions that could reduce our revenue and harm our business reputation and financial results.

•	Telecommunications’ positioning in the marketplace and intense domestic and international competition in these services places a significant strain on our resources, which if not managed effectively could result in operational inefficiencies and other difficulties.

•	Our Telecommunications network infrastructure has several hardware and software technological risks and limitations.

•	We could be adversely affected if major suppliers fail to provide needed equipment and services on a timely or cost-efficient basis or are unwilling to provide us credit on favorable terms.

•	Our share price is likely to be volatile due to factors beyond our control and may drop below prices paid by investors; investors could lose all of their investment in our Company.

•	Investors may experience dilution of their ownership interests because of the future issuance of additional shares of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock.

•	Our executive officers and directors can significantly influence matters submitted to our stockholders for approval.

•	We are highly leveraged and have substantial indebtedness, which reduces our capability to withstand adverse developments or business conditions. If we incur additional indebtedness, such indebtedness could further exacerbate the risks associated with our substantial indebtedness.

•	We have experienced significant historical, and may experience significant future, operating losses and net losses, which may hinder our ability to meet working capital requirements or service our indebtedness, and we cannot assure you that we will generate sufficient cash flow from operations to meet such requirements or service our indebtedness.

•	We expect to need additional funding to continue our current level of operations and growth.

ITEM 1. BUSINESS

Overview

Charge Enterprises, Inc. (the “Company” or “Charge”) is an electrical, broadband and electric vehicle (“EV”) charging infrastructure company that provides clients with end-to-end project management services, from advising, designing, engineering, acquiring and installing equipment, to monitoring, servicing, and maintenance. Our vision is to be a leader in enabling the next wave of transportation and connectivity. By building, designing, and operating seamless infrastructure for EVs and high-speed broadband, we aim to create a future where transportation is clean, efficient, and connected.

The Company has two operating segments:

•	Infrastructure, which has a primary focus on EV charging (“EVC”), broadband, including cell tower, small cell, and in-building applications, and electrical contracting services.
•	Telecommunications, which provides connection of voice calls and data to global carriers.

Infrastructure Segment

Infrastructure’s focus is to implement end-to-end solutions for customers that are custom designed to enhance connectivity, productivity, reduce the cost of operations, and improve the efficiency of commercial operations for our customers and their consumers. Our Infrastructure segment comprises several different businesses: Broadband and Wireless, Electrical Contracting Services, Electric Vehicle Charging and Fleet Services.

Broadband and Wireless

Our Broadband and Wireless infrastructure business provides engineering and construction services specializing in the deployment of fixed and wireless broadband infrastructure. Our primary practice areas include network infrastructure deployment, tower services, in-building wireless engineering and implementation, remote maintenance and monitoring, and primary and secondary alternating current /direct current (“AC/DC”) back up power services, mainly in the Northeast, Mid-Atlantic and Midwest regions of the United States. We offer our services through ANS Advance Network Services, LLC., (“ANS”), an operating subsidiary of Nextridge, Inc., a New York Corporation (“Nextridge”), which has been in operation for over 30 years. We often provide services under master or other service agreements, which are generally multi-year agreements. Our projects can vary in length from two to three months on average and depend on size and complexity. We have a customer base that includes large telecommunication and wireless service providers, contractors, government entities and enterprise organizations such as higher education institutions, stadiums and healthcare facilities.

Network Infrastructure - We provide end-to-end network design and implementation services for telecommunication and wireless carriers, cable companies and enterprise organizations. Our team has over 25 years of engineering and deployment experience with Regional Operating Bell Carriers (“ROBC”) and Original Equipment Manufacturers (“OEM”) in creating physical network solution and implementing specifications for discrete projects or an entire network.

Tower Services - We provide cell tower construction and modification services for national and regional wireless service providers, tower owners, and federal, state, and local government agencies. Our services are in four distinct categories:

•	We design and install new cellular towers on new and existing structures.
•	We perform structural modification of existing tower infrastructure. This process includes physically modifying the tower structure for a variety of reasons including aging infrastructure or loading capacity.
•	We provide technology upgrades on existing tower infrastructure, commonly referred to as antenna and line work. This service includes changing out Radio Frequency (“RF”) radios and antennas, as well as adding or removing, fiber optic, coaxial or power cable for the purpose of adding or modifying 4G and 5G or adding or modifying different transmitted RF carriers.
•	We provide emergency and routine maintenance on tower infrastructure, which includes road repair, landscaping and repair of electronic equipment that is not functional.

In-Building Wireless Services -We provide cellular distributed antenna systems (“DAS”) and bi-directional antenna (“BDA”) public safety systems from initial RF site assessment, through design, engineering, implementation, and testing. Our certified engineers and field technicians assess facility requirements and carrier coverage to determine the appropriate RF system for the facility.

Remote Maintenance and Monitoring Services - We provide a DAS maintenance and monitoring service, including an in-house 24 hour network operations center, utilizing Software-as-a-Service cloud-based software and customized maintenance programs. This service allows facility owners to proactively detect issues and reduce downtime. Our maintenance and monitoring service is customizable and scalable to meet the requirements of our customers. Our platform “Peel-It” provides stakeholders a dashboard with critical data, alerts and key performance indicators.

AC/DC Back Up Power Services - We design scalable and energy-efficient mission critical power systems to meet the demand of data equipment deployment for mission critical data centers. Our power engineers design, project manage and test AC undisrupted power systems, AC back-up generators, 48-volt DC rectifier and distribution systems, and AC/DC battery equipment.

Electrical Contracting Services

Our Electrical infrastructure business provides electrical and telecommunications construction and facilities services primarily in the New Jersey commercial and industrial markets. We offer our services through our operating subsidiary B W Electrical Services, LLC. (“BW”). Including our predecessor companies, our electrical infrastructure business has been in operation for over 50 years. Our services are provided to a broad range of commercial, industrial, and institutional facilities, including hospitality, recreational, educational, healthcare and pharmaceutical facilities, stadiums, building retrofits, standby power additions, emergency generators, photovoltaic infrastructure, and EV charging. Our electrical construction services cover electrical systems in all types of facilities and our services cover the operation, maintenance, and management of those facilities.

Our primary practice areas involve the design, integration, installation, start-up, operation and maintenance, and related services for:

•	Substations and underground distribution,
•	Emergency power and generators,
•	Uninterruptible Power Supply,
•	Transient Voltage Suppression System,
•	Power monitoring equipment and reporting,
•	Lighting, Heating Ventilation and Air Conditioning, fire alarms, security, card access and door locking systems,
•	Building automation, cableTV and controls,
•	Telecommunications and cable systems to support voice and data, and
•	Audio/visual systems.

Our projects can vary in length from six to 36 months on average and depend on size, complexity, availability of materials, union labor and coordination with local utilities. Over the past 20 years, substantially all of our services have been as a first-tier subcontractor to 15 general contractors.

Electrical Vehicle Charging

Our EVC infrastructure business provides end-to-end solutions for safe, reliable, flexible and scalable charging ecosystems. Our focus is to create custom, seamless, EV charging solutions nationwide for public and private sectors, including varying industry segments: automotive OEMs, retail automotive dealerships, commercial dealerships, fleet operators, managers and depots, workplace, destination, commercial retail, garages and parking lots and multi-family residential. We are electric vehicle service equipment (“EVSE”) agnostic to meet customer demands for multiple charging strategies, technologies, and models. Our management team has over 150 years of automotive OEM, retail, fleet, and distributor leadership expertise. With this expertise, we offer a complete functional solution that is scalable, flexible and seamless to the client including:

•	Dedicated Client Engagement: Providing one point of contact with the team.

•	Strategic Planning and Education: Thorough analysis of site use, including parking, current and future vehicle mix; on-site electrical analysis and assessment, permitting, contracting and construction; estimate costs and timelines, manage and claim incentives for customers.
•	Design and Engineering: Provide design package including civil, electrical and project engineering, code requirements, utility coordination, and permitting; position client for optimal equipment and procurement based on site-economics and local resource availability.
•	Dedicated Project Management: Provide a dedicated team to manage and lead the on-site electrical analysis, design and engineering, project management and a dedicated client engagement team focused on quality of service.
•	Construction, Installation, Commissioning: Equipment procurement, coordinate between sector leads and workforce, maintain quality control and customer engagement throughout build process.

Currently, our strategy is to focus initially on the automotive industry, developing relationships today to scale with our customers for their future EV charging infrastructure requirements. Customers vary from dealership groups that own and operate multiple campuses representing multiple auto brands to dealerships representing a single brand. We also work with multi-family housing developments focused on providing public charging capabilities to residents that lack individually owned parking or garage space.

Our projects can vary in length from three to twelve months on average and depend on size, complexity, availability of EVSE, electrical components and coordination with local utilities for upgrades and incentive coordination. Projects typically include site evaluation, hardware consultation, design, engineering, construction and installation. Expert project management, tailored service and customer education are critical components impacting the entire customer experience.

Our plan is to provide monitoring and maintenance on all projects thus generating recurring revenue. We are developing the technology specific to EVSE equipment to allow customers transparent and seamless monitoring of equipment regardless of hardware type and utilization.

Fleet Services

Our Fleet infrastructure business is focused on real estate solutions for commercial and fleet operators requiring parking. Our vision is to provide EV charging capabilities to these facilities and provide customers with a turnkey solution for parking and electrifying their fleets.

We offer our services through our operating subsidiary EVDepot, LLC (“EVDepot”). Based on our knowledge of the real estate market, we are able to find properties that would be desirable to fleet operators and secure leases for further re-lease to tenants. Our customers rely on our industry knowledge and relationships to secure the best locations for their business. As a result of our real estate development expertise, we may also be engaged to provide services on the property such as lighting, paving or security.

Our Fleet business properties are typically located close to shipping ports, airports, and major thoroughfares. Currently, our properties are primarily within the Northeast and Mid-Atlantic regions.

Backlog

Estimated backlog represents the amount of revenue, within our Infrastructure segment, that we expect to realize on future work related to uncompleted projects, new contracts under which work has not begun, and change orders.  We only include projects within our backlog reporting if there is a signed contract, purchase order or other legally binding arrangement. Our projects can vary in length from several weeks to well over 18 months. Timing of revenue recognition for backlog projects can fluctuate due to customer changes, delays, supply chain disruptions or other project-related factors. There can be no assurance if actual results will be consistent with the estimates included in our forecasts. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings. Our methodology for determining backlog may not be comparable to the methodologies used by others. Backlog differs from the amount of our remaining performance obligations, which are described in Note 2 Summary of Significant Accounting Policies. As of December 31, 2022, we have approximately $82 million in estimated revenue in our backlog.

Telecommunications Segment

Telecommunications provides routing of voice, data, and Short Message Services (“SMS”) to Carriers and Mobile Network Operators (“MNO”) globally and operates through our wholly owned subsidiary PTGi International Carrier Services, Inc. (“PTGi”). Our Telecommunications business has contractual relationships with service providers in over 45 countries primarily within Asia, Europe, the Middle East, Africa, and North and South America. We provide customers with internet-protocol-based and time-division multiplexing (“TDM”) access for the transport of long-distance voice and data minutes.

We operate a global telecommunications network consisting of domestic switching and related peripheral equipment, carrier-grade routers, and switches for internet and circuit-based services. To ensure high-quality communications services, our network employs digital switching and fiber optic technologies, incorporates the use of voice- over -internet protocols and Signaling System7 (“SS7/C7”) signaling, and is supported by comprehensive network monitoring and technical support services.

In select countries where competition with traditional post telegraph and telecommunications companies (“PTTs”) is limited, we have entered into foreign carrier agreements with other PTTs, or similar service providers to provide traffic into these countries and receive such countries’ traffic in return. We maintain relations with approximately 200 wholesale carriers, or similar providers, all of which are at-will arrangements.

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

Growth Strategy

Our strategy is to drive growth within Infrastructure by leveraging our operating subsidiaries, investing in the high growth areas of EV charging and broadband, and acquiring strategic companies that will broaden our geographic footprint and skill teams. Our focus is as follows:

•

Organic growth across our Infrastructure segment, particularly within EV charging. We plan to continue investing in people, processes and tools to enable organic growth. Our strategy is to prioritize the automotive industry, in particular, retail dealerships and fleet businesses, which must invest in charging infrastructure guided by OEM mandated timelines. In addition, state and federal initiatives in some instances are also mandating the transition from internal combustion engine vehicles to battery electric vehicles by 2035 or even sooner.

We are fostering relationships today with the goal of establishing sustainability for future EV charging infrastructure scalability; educating customers on the multiple waves of investments that will be required to meet the potential future growth demands of EVs and charging infrastructure. We are investing and developing custom software solutions for our clients to manage and monitor EV charging infrastructure, creating a recurring revenue stream and incremental maintenance opportunities for us. We believe that as EV adoption continues to accelerate, so does the importance of cloud services powered by high-speed broadband to facilitate effective and efficient charging infrastructure. While we are initially prioritizing the automotive industry, our bespoke, seamless solutions, along with end-to-end services, client-centric approach and processes collectively translates to address all industry segments, including multifamily residential housing, retail locations, parking facilities, and fleet depots. We also plan to leverage relationships with customers and other alliances in this space to further develop revenue streams to create redundant and resilient power solutions, encompassing energy management and power storage, home installation services, financial, insurance or warranty services, and renewable energy collaborations among others. With our various operating subsidiaries, we are positioned to capitalize on this intersection of EV charging and broadband needs.

•	Strategic acquisitions. We continue to target possible acquisitions that expand scale, capacity, capabilities, channel distribution, and geographic reach. We focus on companies with design, engineering and project management capabilities with efficient operations, profits to reinvest and management with deep experience that will seamlessly integrate into the Company and propel our vision.

•	Expand technology-based tools and solutions. We intend to leverage our monitoring and maintenance service currently available for broadband customers and offer a similar service for EV charging which could expand the Company’s recurring revenue streams. This is already under development and will include a central monitoring dashboard , real-time incident reporting, automated service requests, remote service repairs when possible, and physical maintenance dispatching. In addition, we continue to research and develop other technology-based capabilities such as mobile applications, white label operating software, and dynamic energy management solutions. Our intention is for this suite of technology to complement and add to our existing services that will support our custom infrastructure solutions. Finally, our operations and technology teams continue to work on digital tools for our team members to provide services more efficiently and accurately to customers, modernize the process and shorten the length of projects.

Competition

Infrastructure

The businesses within our Infrastructure segment face competition from other charging and docking suppliers as they attempt to win the business of cities, wireless carriers, private companies, fleet managers and resellers. We compete based on price, relationship, presence, and the quality of our products and services.

Our Broadband and Wireless business and Electrical Contracting Services Businesses face competition from local, regional, and national players. The competition is highly fragmented, categorized by specialized service providers in the network, tower, construction, engineering, and electrical industry. These companies range from small local independent companies to large national firms, including Mastec, Inc., Black Veatch Holdings, Jacobs Solutions, Inc., Henkels & McCoy, Inc., Dycom Industries, Inc., Quanta Services, Inc., Telefonaktiebolaget LM Ericsson, Samsung Electronics America, Inc., Nokia Corporation, Motorola Mobility, LLC, Crown Castle International Corp, American Tower Corporation, and SBA Communications Corporation.

Our EVC infrastructure business faces competition from other EV charger installers. We believe our business model is differentiated by continued and consistent education of this emerging EVC space to both industry players and the client, providing dedicated client engagement and committed, thorough end-to-end project management with the goal of delivering a quality work product with integrity.

Our fleet infrastructure business faces competition from local, regional and national firms in the purchase or lease of real property. We also face competition from companies that provide fleet parking, trailer parking and drop yards, logistic groups with large yards, underutilized industrial space, and malls, buildings and real estate investment trusts with excess parking.

Telecommunications

Long Distance: We face significant competition as we attempt to expand our business from other telecommunications carriers and resellers. We compete on the basis of price, service quality, financial strength, relationship and presence. Sales of wholesale long-distance voice minutes are generated by connecting one telecommunications operator to another and charging a fee to do so.

Over-the- top (“OTT”) Applications: OTT Applications, such as WhatsApp, Skype, and FaceTime, continue to impact our long-distance business model. There can be no assurance that the current declines in the long-distance business globally driven by these applications will not increase; or that our business will not be impacted by the increased consumer adoption of such applications globally.

Government Regulation

Infrastructure

Infrastructure is subject to varying degrees of regulation in each of the jurisdictions in which it operates, including laws and regulations related to labor relations, wages, worker safety and numerous other laws and regulations, among them:

•	Building and electrical codes;
•	regulations related to worker safety and health, including those established by the Occupational Safety and Health Administration (“OSHA”) and state equivalents;
•	contractor licensing requirements;
•	permitting and inspection requirements;
•	regulations related to vehicle registrations, including those of the states and the U.S. Department of Transportation; and
•	cyber data protection and security.

We are also subject to numerous environmental laws, regulations and programs, including the handling, transportation and disposal of non-hazardous and hazardous substances and wastes, laws governing emissions and discharges into the environment, including discharges into air, surface water, groundwater and soil. We also are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, liabilities can be imposed for cleanup of properties, regardless of whether we directly caused the contamination or violated any law at the time of discharge or disposal. The presence of contamination from such substances or wastes could interfere with ongoing operations or adversely affect our business.

Local laws and regulations, and the interpretation of such laws and regulations, differ among those jurisdictions. There can be no assurance that future regulatory, judicial and legislative changes will not have a material adverse effect on us, domestic or international regulators or third parties will not raise material issues with regard to our compliance with applicable regulations, or regulatory activities will not have a material adverse effect on our business. Regulation impacting the greater EV industry continues to change rapidly in many jurisdictions which may affect the businesses advantageously or adversely depending on the decisions made.

Telecommunications

We are subject to varying degrees of regulation in each of the jurisdictions in which we operate. Local laws and regulations, and the interpretation of such laws and regulations, differ among those jurisdictions. There can be no assurance that future regulatory, judicial, and legislative changes or activities will not have a material adverse effect on us, or that domestic or international regulators or third parties will not raise material issues with regard to our regulatory compliance.

Regulation impacting the telecommunications industry continues to change rapidly in many jurisdictions. Privacy related laws and regulations, such as the European Union’s (“EU”) General Data Protection Regulation, USA’s Telephone Robocall Abuse Criminal Enforcement and Deterrence Act (“TRACED”) and associated caller identification authentication and fraudulent robocall mitigation rules, as well as privatization, deregulation, changes in regulation, consolidation, and technological change have had, and will continue to have, significant effects on the industry. Although we believe that deregulation with respect to portions of the telecommunications industry will continue and create opportunities for firms such as us, there can be no assurance that deregulation will continue, or if any regulatory changes implemented would benefit us.

As of December 31, 2022, our operating services are subject to the following material frameworks:

United States

In the United States, our Telecommunications services are subject to the provisions of the Communications Act of 1934, as amended (the “Communications Act”); other federal laws; the rules and orders of the Federal Communications Commission (“FCC”); and the applicable laws and regulations of the various states.

International Service Regulation

The FCC has jurisdiction over common carrier services linking points in the U.S. to points in other countries and we provide such services. Providers of such international common carrier services must obtain authority from the FCC under Section 214 of the Communications Act. We have obtained the authorizations required to use, on a facilities-based and resale basis, various transmission media for the provision of international switched services and international private line services on a non-dominant carrier basis. The FCC is considering a number of possible changes to its rules governing international common carriers. We cannot predict how the FCC will resolve those issues or how its decisions will affect our international business. FCC rules permit non-dominant carriers such as us to offer some services on a de-tariffed basis, to compete to provide consumers with lower rates and choices among carriers and services.

In furtherance of its existing caller identification and fraudulent robocall mitigation rules, the FCC has adopted additional regulations for carriers delivering foreign-based call traffic to points in the U.S., including regulations that require us to comply with, in the internet protocol (“IP”) portions of our network the FCC’s Secure Telephone Identity Revisited (“STIR”) / Signature-based Handling of Asserted Information Using Tokens (“SHAKEN”) caller identification authentication framework to foreign-originated calls carrying U.S. numbers and to implement robocall mitigation practices for such calls, including an obligation to respond to traceback requests within 24 hours, implement mandatory call blocking based on existing FCC rules for US-originated calls, and implement know-your-customer policies. We already comply with all existing caller identification authentication and robocall mitigation rules applicable to our call traffic and have filed in the FCC’s Robocall Mitigation Database our robocall mitigation plan and the necessary certification confirming our compliance with the FCC’s caller identification and/or fraudulent robocall mitigation rules. To the extent the FCC adopts any further caller identification and/or fraudulent robocall mitigation rules applicable to our call traffic, we will comply with said rules.

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

FCC rules also require certain providers of retail long distance voice service to generate and retain various records regarding completion of calls to rural areas. Specifically, the rules require those providers to collect and retain information on long-distance call attempts such as, but not limited to, the called number, the date and time of the call, and the use of an intermediate provider. The rules also prohibit false audible ringing (the premature triggering of audible ring tones to the caller before the call setup request has reached the terminating service provider). While we are not directly subject to these rules, we may function as an intermediate provider within the meaning of these rules, which may require us to provide information to our customers regarding calls that we carry on their behalf. In addition, under Section 262 to the Communications Act of 1934, intermediate providers, such as us must register with the FCC and meet certain quality standards (now embodied in the FCC’s rules).

Interstate and international telecommunications carriers are required to contribute to the federal Universal Service Fund (“USF”). Carriers providing wholesale telecommunications services are not required to contribute with respect to services sold to customers that provide a written certification that the customers themselves will make the required contributions. We believe that we are in compliance with our USF obligations. If the FCC or the USF Administrator were to determine that the USF reporting for the Company, including our Communications services, are not accurate or in compliance with FCC rules, we could be subject to additional contributions, as well as to monetary fines and penalties. In addition, the FCC may revise its USF contribution mechanisms and the services considered when calculating the contribution. We cannot predict the outcome of any such revisions or their potential effect on our contribution obligations. Some changes to the USF under consideration by the FCC may affect certain entities more than others, and we may be disadvantaged as compared to our competitors as a result of FCC decisions regarding USF. In addition, the FCC may extend the obligation to contribute to the USF to certain services that we offer but that are not currently assessed USF contributions.

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

Employees and Human Capital

As of December 31, 2022, we had 385 team members (“Team Members”), comprised of 332 employees, of whom 75 were represented by Unions or were subject to collective bargaining agreements, and 53 contractors/temporary labor. Of this total workforce, 317 were employed or contracted with Infrastructure, and 42 were employed or contracted with Telecommunications and 26 were employed or contracted with our non-operating Corporate segment.

Many of our activities are outsourced to contractors and consultants who provide services related to our operations and financial support. We believe there are available contractors with appropriate subject matter expertise for our current and near-term needs. We retain each contractor and consultant according to the terms of an agreement. Under such agreements, we generally pay them a fee and reimburse them for out-of-pocket expenses incurred in performing their services for us. In addition, we have in the past and may again in the future grant options to purchase our common stock to contractors and consultants, subject to the vesting requirements contained in their agreements. Our contractors and consultants may be employed by other entities and therefore may have commitments to their employer or may have other arrangements that may limit their availability to us.

We have not experienced any work stoppages, and we consider our relations with our employees to be good. To enable us to further develop and execute our growth strategy we will need to maintain and continue to hire additional experienced personnel as well as to rely on third-party contractors and consultants for certain activities.

We are committed to a work environment that is welcoming, inclusive and encouraging, and we believe that we can be at our best when we bring together diverse teams with different perspectives, experiences and ideas. In furtherance of our commitment to diversity, inclusion, and diverse perspectives in our organization, when evaluating candidates for nominations as new directors, we actively seek qualified persons of diverse backgrounds in the nomination process, as detailed in our Corporate Governance Guidelines.

The success of our business is fundamentally connected to the well-being of our employees. We provide competitive compensation and benefits programs to help meet the needs of our employees. In addition to salaries, these programs include potential annual discretionary bonuses, equity awards, healthcare and insurance benefits, health savings and flexible spending accounts, 401(k) plan with matching benefits, paid time off, family leave, and flexible work schedules, among others. We have also historically offered our employees the ability to work remotely and expect to continue to do so in the future. These benefits provide our employees choices where possible so they can customize their benefits to meet their needs and the needs of their families, as well as access to tools and resources to help them improve or maintain their health status and encourage engagement in healthy behaviors to improve their physical and mental health.

Significant Customers

The Company has two customers whose revenue individually represented 10% or more of the Company’s total revenue and whose revenue in aggregate accounted for approximately 36% of the Company’s total revenue for the twelve months ended December 31, 2022, respectively. While we have other important customers, no other individual customer represents more than 10% of net sales.

Corporate History; Significant Organizational Events

We were originally incorporated in the state of Nevada on May 8, 2003, under the name “E-Education Network, Inc.” On August 10, 2005, we changed our name to “GoIP Global, Inc.” In December, 2017, we redomiciled from Nevada to Colorado. In connection with our acquisition of the Transworld Enterprises business (described below), we changed our name to “Transworld Holdings, Inc.” on August 7, 2020 and converted from a Colorado corporation to a Delaware corporation on October 1, 2020.  As our business continued to evolve and grow, on January 26, 2021, we adopted our current name of “Charge Enterprises, Inc.”

On April 30, 2020, we entered into an agreement to acquire 100% of the outstanding equity interests of Transworld Enterprises pursuant to a Share Exchange Agreement, dated April 30, 2020, by and among us, Transworld Enterprises, and the shareholders of Transworld Enterprises (the “Share Exchange Agreement”). The transactions contemplated by the Share Exchange Agreement closed on May 8, 2020. In accordance with the Share Exchange Agreement, we acquired all the outstanding shares of Transworld Enterprises in exchange for 1,000,000 shares of each of our Series D and Series F preferred stock. The Series D preferred stock was convertible into 80% of our issued and outstanding shares of common stock upon consummation of a reverse stock split and voted on an as-converted basis. The Series F preferred stock is convertible into 80% of the Company’s issued and outstanding shares of common stock at any time at the option of the holder and votes on an as-converted basis.

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

On September 25, 2020, we entered into a stock acquisition agreement with the shareholders of GetCharged, Inc. (“GetCharged”) pursuant to which we agreed to acquire 100% of the outstanding voting securities of GetCharged in exchange for 60,000,000 shares of our common stock. The closing of the GetCharged acquisition occurred on October 12, 2020.

On October 2, 2020, we entered into a stock purchase agreement with the shareholders of PTGi pursuant to which we agreed to acquire 100% of the outstanding voting securities of PTGi in consideration for $892,000. The closing of the PTGi acquisition occurred on October 31, 2020.

Our wholly owned subsidiary, Charge Infrastructure Holding, Inc. (formerly known as Charge Infrastructure, Inc.), entered into a securities purchase agreement, dated May 7, 2021, with Nextridge pursuant to which we agreed to purchase all the issued and outstanding shares of Nextridge for an aggregate purchase price of $19,798,324. $6,850,000 of the aggregate purchase price payable to the shareholders of Nextridge was paid through the issuance of 2,395,105 shares of our Series B preferred stock (the “Series B Preferred”). The acquisition closed on May 21, 2021. Nextridge operates its business through its wholly owned subsidiary, ANS, a New York, limited liability company (“ANS”).

On December 22, 2021, Charge Infrastructure Holdings, Inc. entered into a Unit Purchase Agreement to acquire all the membership interests of B W Electrical Services LLC (“BW”), a New Jersey limited liability company. BW, founded in 2006 and headquartered in New Jersey, is an electrical contracting services firm specializing in commercial projects with a focus on ground-up construction. On December 27, 2021, we completed the acquisition and paid the sellers an aggregate cash amount of $13,500,000 plus 1,285,714 shares of our common stock.

On January 14, 2022, Charge Infrastructure Holdings, Inc. entered into, and simultaneously closed, an Agreement and Plan of Merger acquiring all of the membership interests of EV Group Holdings LLC, a New Jersey limited liability company (“EV Depot”) through a reverse triangular merger with Mergeco, Inc., a Delaware corporation, a newly formed wholly owned subsidiary of Charge Infrastructure Holdings, Inc. The sellers received cash consideration of $1,250,000 plus 5,201,863 shares of our common stock. EV Depot, headquartered in New Jersey, is focused on real estate solutions for commercial and fleet operators requiring parking, maintenance, and EV charging depot resources.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings with the United States Securities and Exchange Commission, (“SEC”), and all amendments to these filings, are available, free of charge, on our website at www.charge.enterprises as soon as reasonably practicable following our filing of any of these reports with the SEC.

In addition, our guidelines of corporate governance, code of business conduct and ethics (which includes the code of ethics applicable to our chief executive officer, principal financial officer and principal accounting officer) and the governing charters for each standing committee of our board of directors are available free of charge on our website, as well as in print, to any stockholder upon request. You can also obtain copies free of charge by contacting our Investor Relations department at our office address listed above. The SEC also maintains a website that contains all the materials we file with, or furnish to, the SEC. Its website is www.sec.gov.

The contents of our website are not incorporated by reference into this Annual Report on Form 10-K or any other document we file with the SEC, and any reference to our website is intended to be an inactive textual reference only.

Corporate Information

Our principal executive offices are located at 125 Park Avenue, 25th Floor, New York, NY 10017, and our telephone number is (212) 921-2100. We maintain a website at www.charge.enterprises. Information contained on or accessible through our website is not, and should not be considered, part of, or incorporated by reference into, this report or any other report filed with or furnished to the SEC. We have included such website addresses only as inactive textual references and do not intend them to be active links.

ITEM 1A. RISK FACTORS.

Our Business is subject to numerous risks, including, but not limited to those set forth below. You should consider carefully the risks described below together with the other information contained in this annual report. This annual report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below.

INDEX TO RISK FACTORS

Risks Related to the Operation of Our Company

Risks Related to Our Strategy

Risks Related to Our Infrastructure Segment

Risks Related to Our Telecommunications Segment

Risks Related to Owning Our Common Stock

Risks Related to Our Liquidity

Risks Related to Government Regulations and Legal Matters

Risks Related to the Operation of Our Company

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

Our business has been, and may continue to be, impacted by the fear of exposure to or actual effects of the COVID-19 pandemic in countries where we operate or our customers are located, such as recommendations or mandates from governmental authorities to close businesses, limit travel, avoid large gatherings or to self-quarantine, as well as temporary closures or decreased operations of the facilities of our customers, distributors or suppliers. These impacts include, but are not limited to:

•	Significant reductions in demand or significant volatility in demand for one or more of our products or services, which may be caused by, among other things: the temporary inability of consumers to purchase our products due to illness, quarantine or other restrictions, store or restaurant closures, or financial hardship, shifts in demand away from one or more of our higher priced products to lower priced products, or stockpiling or similar activity, reduced options for marketing and promotion of products or other restrictions in connection with the COVID-19 pandemic; if prolonged, such impacts can further increase the difficulty of operating our business, including accurately planning and forecasting;
•	Inability to meet our customers’ needs and achieve cost targets due to disruptions in our supply arrangements caused by the loss or disruption of essential supply elements such as raw materials or purchased finished goods, logistics, reduction or loss of workforce due to the insufficiency or failure of our safety protocols, or other supply capability;
•	Failure of third parties on which we rely, including our suppliers, distributors, contract manufacturers, contractors, commercial banks and external business partners, to meet their obligations to us or to timely meet those obligations, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties; or
•	Significant changes in the conditions in markets in which we sell or distribute our products, including quarantines, governmental or regulatory actions, closures or other restrictions that limit or close our operating facilities, restrict our employees’ ability to perform necessary business functions, restrict or prevent consumers from having access to our products and services, or otherwise prevent our distributors, partners, suppliers, or customers from sufficiently staffing operations, including operations necessary for the production, distribution, sale, and support of our products.

All of these impacts could place limitations on our ability to execute on our business plan and materially and adversely affect our business, financial condition and results of operations.

Labor shortages and supply chain disruptions could prevent us from meeting customer demand and negatively affect our financial results.

We and some of our third-party suppliers and service providers have experienced and may continue to experience a shortage of qualified labor at our and their facilities in certain geographies, due in part to COVID-19, related government programs and restrictions, and general macroeconomic factors. A prolonged shortage of qualified labor could decrease our third-party vendors’ ability to meet our demands and efficiently operate their facilities. Prolonged labor shortages could also lead to decreased productivity and increased labor costs from higher overtime, the need to hire temporary help to meet demand and higher wages rates in order to attract and retain employees. Any of these developments could materially increase our sourcing costs and have a material adverse effect on our results of operations.

Particularly in 2021 and into 2022, shipping delays and related supply chain disruptions have been experienced worldwide, primarily as a result of the increased demand and the COVID-19 pandemic. Additionally, certain raw material prices increased in 2021 and 2022 and could remain at historically high levels in 2023 due to inflationary cost pressures and global transportation complexities. Over the past several months, we have experienced supply chain disruptions related to third-party vendors negatively impacted by availability of qualified labor, restrictions on employees’ ability to work, facility closures, disruptions to ports and other shipping infrastructure, border closures, other travel or health-related restrictions and increased raw material costs. These disruptions are impacting our supply chain for technology, construction materials, products, and supplies, and could negatively impact our financial results and our ability to execute our growth strategy and provide products and services to our customers, should they persist.

Increased geopolitical unrest and other events outside of our control could adversely affect the global economy or specific international, regional and domestic markets, which may cause our revenue and earnings to decline.

Geopolitical risks, including those arising from trade tension and/or the imposition of trade tariffs, European fragmentation, unrest and terrorist activity, as well as acts of civil or international hostility, are increasing. Similarly, other events outside of our control, including equipment failures, labor shortages, labor strikes, earthquakes, power shortages, telecommunications failures, floods, hurricanes, typhoons, fires, extreme weather conditions, terrorist activities, medical epidemics, riots, crime, acts of foreign enemies, war, nationalization, government sanction, blockage, embargo, widespread public health crises (such as the COVID-19 pandemic), and other natural or manmade disasters or business interruptions may arise from time to time and be accompanied by governmental actions that may increase international tension. Accordingly, our future success could be harmed by a variety of factors, which include, but are not limited to:

•	economic weakness, including inflation or political instability;
•	differing regulatory requirements for products and services;
•	differing, and in some cases, more stringent data protection requirements;
•	potentially reduced protection for IP rights;
•	difficulties in compliance with laws and regulations;
•	changes in regulations and customs, tariffs and trade barriers;
•	changes in currency exchange rates and currency controls;
•	changes in a specific country’s or region’s political or economic environment;
•	trade protection measures, import/export licensing requirements or other restrictive actions by U.S. or non-U.S. governments;
•	negative consequences from changes in tax laws;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	difficulties associated with staffing and managing international operations, including differing labor relations;
•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•	business interruptions resulting from geo-political actions, including war and terrorism, widespread public health crises or pandemics, such as COVID-19, and related government responses, or natural disasters including earthquakes, typhoons, floods and fires.

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

Our limited operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.

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

We depend on our key personnel to manage our business effectively in a rapidly changing market. If we are unable to attract and retain our key employees, our business, financial condition and results of operations could be harmed.

Our future success depends to a significant degree on the skills, efforts and continued services of our officers and other key engineering, project management, operations, sales, marketing and support personnel. Although all of them have substantial experience in relevant areas, there can be no assurance that their prior experience will be beneficial to us. Expansion of our business and the management and operation of our company will require additional managers and employees with industry experience, and our success will be highly dependent on our ability to attract and retain skilled management personnel and other employees. There can be no assurance that we will be able to attract or retain highly qualified personnel. As our industry continues to evolve, competition for skilled personnel with the requisite experience will be significant. This competition may make it more difficult and expensive to attract, hire and retain qualified managers and employees. If we were to lose the services of one or more of our key officers or other key engineering, project management, operations, sales, marketing and support personnel, we may not be able to grow our business as we expect, and our ability to compete could be harmed, adversely affecting our business and prospects.

Rapid technological change in our market and/or changes in customer requirements could cause our products and services to become obsolete or require us to redesign our products and services, which would have a material adverse effect on our business, operating results and financial condition.

The market for our products and services is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changing customer demands and evolving industry standards, any of which can render existing products and services obsolete. In our Telecommunications Segment demand for long-distance voice calls has been declining and we expect will continue to decline. We believe that our future success will depend in large part on our ability to develop and offer new and effective products and services in a timely manner and on a cost-effective basis. As a result of the complexities inherent in our products, major new products and product enhancements can require long development and testing periods, which may result in significant delays in the general availability of new releases or significant problems in the implementation of new releases. In addition, if we or our competitors announce or introduce new products or services our current or future customers may defer or cancel purchases of our products and services, which could materially adversely affect our business, operating results and financial condition. Our failure to develop successfully, on a timely and cost-effective basis, new products and services or new product enhancements that respond to technological change, evolving industry standards or customer requirements would have a material adverse effect on our business, operating results and financial condition.

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

Certain of our platforms function on software that is highly technical and complex and may now or in the future contain undetected errors, bugs, or vulnerabilities. Some errors in our software code may only be discovered after the code has been deployed. Any errors, bugs, or vulnerabilities discovered in our code after deployment, inability to identify the cause or causes of performance problems within an acceptable period of time or difficultly maintaining and improving the performance of our platform, particularly during peak usage times, could result in damage to our reputation or brand, loss of revenues, or liability for damages, any of which could adversely affect our business and financial results.

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

Economic downturns have historically led to reductions in demand for our services. Negative conditions in the credit markets, including rising interest rates, may adversely impact our ability to operate our business.

The level of demand from our clients for our services has been, in the past, adversely impacted by slowdowns in the industries we service, as well as in the economy in general. When the general level of economic activity has been reduced from historical levels, certain of our ultimate customers have delayed or canceled projects or capital spending, and such slowdowns adversely affect our ability to grow, reducing our revenues and profitability. A number of economic factors, including financing conditions, the prices of commodities, inflation and energy prices, have, in the past, adversely affected the industries we serve and our ultimate customers’ ability or willingness to fund expenditures. General concerns about the fundamental soundness of domestic and foreign economies may also cause ultimate customers to defer projects even if they have credit available to them. A prolonged stagnation or weakening in financial and macroeconomic conditions, including as a result of the COVID-19 pandemic, could therefore have a significant adverse effect on our revenues and profitability.

Many of our clients depend on the availability of credit to help finance their capital and maintenance projects. At times, tightened availability of credit, rising inflation or increased interest rates have negatively impacted the ability of existing and prospective ultimate customers to fund projects we might otherwise perform, particularly those in the more profitable private sector. As a result, our ultimate customers may defer such projects for an unknown, and perhaps lengthy, period. Any such deferrals would inhibit our growth and would adversely affect our results of operations.

In a weak economic environment, particularly in a period of recession or restrictive credit markets, we may experience greater difficulties in collecting payments from, and negotiating change orders and/or claims with, our clients due to, among other reasons, a diminution in our ultimate customers’ access to the credit markets or potential bankruptcies. If clients delay in paying or fail to pay a significant amount of our outstanding receivables, or we fail to successfully negotiate a significant portion of our change orders and/or claims with clients, it could have an adverse effect on our liquidity, results of operations, and financial position.

Our business has traditionally lagged recoveries in the general economy and, therefore, after an economic downtown we may not recover as quickly as the economy at large.

We may be party to legal proceedings that could have a material adverse effect on the Company’s liquidity, financial position, and results of operations, as well as its reputation.

We have limited experience in litigation and other legal proceedings, but any lawsuit brought against us or legal proceeding that we may bring to enforce our rights could result in substantial costs, divert the time and attention of our management, result in counterclaims (whether meritorious or as a litigation tactic), result in substantial monetary judgments or settlement costs and harm our reputation, any of which could seriously harm our business. Any litigation or claim against us, even without merit, may cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business, and harm our reputation.

We have limited insurance coverage for various liabilities and damages, including potential injuries, and such insurance coverage may not be adequate in a catastrophic situation.

We hold statutory workers compensation and employers liability insurance generally covering death or work-related injury of employees. We hold general liability insurance including products liability insurance covering bodily injury or property damage for certain incidents involving third parties that occur on or off the premises of our company.  Our insurance coverage may be insufficient to cover any claim for general liability and products liability, damage to our fixed assets, inventory or employee injuries. Any liability or damage to, or caused by, our facilities or our personnel beyond our insurance coverage may result in our incurring substantial costs and a diversion of resources.

Use of social media could give rise to liability, breaches of data security, or reputational harm.

We and our employees use social media to communicate externally. There is risk that the use of social media by us or our employees to communicate about our business, products and services may give rise to liability, lead to the loss of trade secrets or other intellectual property, or result in public exposure of personal information of our employees, customers, and others. Furthermore, negative posts or comments about us or our business in social media could seriously damage our reputation, brand image, and goodwill. Any of these events could have a material adverse effect on our business, prospects, operating results, and financial condition and could adversely affect the price of our common stock.

Risks Related to Our Strategy

We may not be able to successfully implement our growth strategy.

Our future growth, profitability and results of operations depend upon our ability to successfully implement our business strategy, which, in turn, is dependent upon a number of factors, including our ability to continue to:

•	Simplify and optimize our organization;
•	Reinvest in our Infrastructure business;
•	Drive revenue and cash flow growth; and
•	Opportunistically grow through value-accretive acquisitions.

There can be no assurance that we can successfully achieve any or all of the above initiatives in the manner or time period that we expect. Furthermore, achieving these objectives will require investments which may result in short-term costs without generating any current revenues and therefore may be dilutive to our earnings. We cannot provide any assurance that we will realize, in full or in part, the anticipated benefits we expect our strategy will achieve. The failure to realize those benefits could have a material adverse effect on our business, financial condition and results of operations.

If we are not able to obtain and deploy capital effectively and on acceptable terms, we may not be able to effectively execute our growth strategy.

A large part of our growth strategy includes opportunistically growing capital by acquiring other companies and businesses. We may not be able to identify attractive acquisition candidates that fit this strategy. Even if we are able to identify acquisition candidates, we may not be able to acquire interests in those companies due to an inability to reach mutually acceptable financial or other terms with those companies or due to competition from other potential acquirers that may have greater resources, brand name recognition, industry contacts or flexibility of structure than we do. The recent turmoil in the global economy has caused significant declines and fluctuations in the valuations of publicly-traded companies and privately-held companies. Uncertainty regarding the extent to which valuations of companies that fit our acquisition strategy will continue to fluctuate may affect our ability to accurately value potential acquisition candidates. Additionally, ongoing weak economic conditions may make it more difficult for us to obtain affordable capital needed to deploy to new and existing partner companies. If we are unable to effectively deploy capital to partner companies on acceptable terms, we may not be able to execute on our strategy, and our business may be adversely impacted.

Moreover, we expect to encounter intense competition for acquisition and business opportunities from both strategic investors and other entities having a business objective similar to ours, such as private investors (which may be individuals or investment partnerships), blank check companies, and other entities, that may compete for the same type of businesses that we look to acquire. Many of these competitors possess greater technical, human and other resources, or more local industry knowledge, or greater access to capital, than we do, and our financial resources may be relatively limited when contrasted with those of many of these competitors. These factors may place us at a competitive disadvantage in successfully completing future acquisitions and investments.

Acquisitions and strategic transactions could involve unknown risks or we may not realize the benefit of recent or future business acquisitions or strategic investments, which could have a material adverse effect on our operating results.

As part of our growth strategy, we engage in discussions relating to possible acquisitions and other strategic transactions from time to time, some of which may be significant in size or impact. Transactions of this nature create substantial demands on management, operational resources, technology, and financial and internal control systems, and can be subject to government approvals or other closing conditions beyond the parties' control. For acquired businesses, we may face difficulties with integrating these businesses, managing expanded operations, achieving operating or financial synergies in expected timeframes or in new products or geographic markets.

There are inherent uncertainties involved in identifying and assessing the value, strengths, and profit potential, as well as the weaknesses, risks, and contingent and other liabilities of acquisition targets, which can be affected by changes in business, industry, market or general economic conditions. Moreover, the financing of any acquisition can have a material impact on our liquidity, credit ratings and financial position. Alternatively, issuing equity to pay all or a portion of acquisition purchase price would dilute our existing shareholders.

Future acquisitions or strategic investments may not be successful and may harm our operating results.

Future acquisitions or strategic investments could have a material adverse effect on our business and operating results because of:

•	The assumption of unknown liabilities, including employee obligations. Although we normally conduct extensive legal and accounting due diligence in connection with our acquisitions, there are many liabilities that cannot be discovered, and which liabilities could be material.
•	Limited capacity of our management team’s focus and resources in identifying potential acquisition targets, conducting due diligence and negotiating agreements.
•	Failure to achieve projected cost savings or cash flow from acquired businesses, which are based on projections that are inherently uncertain.
•	Fluctuations in our operating results caused by incurring considerable expenses to acquire and integrate businesses before achieving the anticipated revenues expected to result from the acquisitions.
•	We may become subject to significant expenses related to bringing the financial, accounting and internal control procedures of the acquired business into compliance with U.S. Generally Accepted Accounting Principles financial accounting standards and the Sarbanes Oxley Act of 2002.
•	Our operating results could be impaired as a result of restructuring or impairment charges related to amortization expenses associated with intangible assets.
•	We could experience significant difficulties in successfully integrating any acquired operations, technologies, customers’ products and businesses with our existing operations.
•	Future acquisitions could divert substantial capital and our management’s attention.
•	Failure of counterparties to satisfy any obligations to indemnify us against liabilities arising from the acquired business.
•	Difficulties in retaining the existing clients of the acquired entities.
•	Difficulties in assimilating and retaining employees and intermediaries.
•	We may not be able to hire the key employees necessary to manage or staff the acquired enterprise operations.
•	Unbudgeted costs which we may incur in connection with pursuing potential acquisitions which are not consummated.
•	Unfavorable market conditions that would negatively impact our growth expectations for the acquired business.

Fully integrating an acquired company or business into our operations may take a significant amount of time. We cannot assure you that we will be successful in overcoming these risks or any other problems encountered with acquisitions and other strategic transactions. These risks may prevent us from realizing the expected benefits from acquisitions and could result in the failure to realize the full economic value of a strategic transaction or the impairment of goodwill and/or intangible assets recognized at the time of an acquisition. These risks could be heightened if we complete a large acquisition or multiple acquisitions within a short period of time.

Subsequent to consummation of any acquisition, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price.

Even if we conduct extensive due diligence on a target business with which we acquire, we cannot assure you that this examination will uncover all material risks that may be presented by a particular target business, or that factors outside of the target business and outside of our control will not later arise. Even if our due diligence successfully identifies the principal risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. As a result, from time to time we may be forced to write-down or write-off assets such as intangibles or goodwill, restructure our operations, or incur impairment or other charges that could result in our reporting losses. For example, we wrote down $18.1 million of Get Charged goodwill and other fixed assets in the twelve months ended December 31, 2021. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

As we execute our business strategy, we expect to expand our Business and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We have experienced rapid growth over the past couple of years. We acquired Get Charged, PTGi, ANS, BW and EV Depot and the number of Team Members has grown from 44 as of December 31, 2020 to 385 as of December 31, 2022. Over the next several years, we expect to continue to experience significant growth in the number of our Team Members and the scope of our operations. To manage our anticipated future growth, including the development of our EV Charge Infrastructure business, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and recruit and train additional qualified personnel. Future growth would impose significant added responsibilities on management. Due to our limited financial resources and the limited experience of our management team in managing a technology company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations and would have a material adverse effect on our business, financial condition, and results of operations. We cannot assure you that we will be able to successfully operate acquired businesses, become profitable in the future, or effectively manage any other change.

Risks Related to Our Infrastructure Segment

Our success is dependent on the continued deployment and popularity of our existing products and services, our continued innovation and successful launches of new products and services, and our customers’ funding. We may not be able to anticipate or make timely responses to changes in the preferences of consumers.

The market for our products and services is characterized by rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards. These market characteristics are exacerbated by the emerging nature of this market and the fact that many companies are expected to continually introduce new and innovative products and services. The success of our operations depends on our ability to introduce new or enhanced wireless network products, EV charging solutions, battery buffering technology and storage, and other new products. Consumer preferences differ across and within each of the regions in which we operate or plan to operate and may shift over time in response to changes in demographic and social trends, economic circumstances, and the marketing efforts of our competitors. There can be no assurance that our existing wireless network products, EVC, storage, and service stations will continue to be favored by consumers or that we will be able to anticipate or respond to changes in consumer preferences in a timely manner. Our failure to anticipate, identify or react to these particular preferences could adversely affect our sales performance and our profitability. In addition, a portion of our customer base is within the public sector which relies on governmental funding, which could change depending on the environment, political party in power, and leadership.

In addition, new or enhanced products and services introduced by us may contain undetected errors that require significant design modifications. This could result in a loss of customer confidence which could adversely affect the use of our products, which in turn, could have a material adverse effect upon our business, results of operations or financial condition.

We rely substantially on external suppliers for specific materials including radios, antennas, steel framing, wire, small to major electrical equipment, EVC equipment, energy storage, and service.

We rely on suppliers to provide the raw materials and components that we use in our product installation. In some cases, there are a limited number of equipment specific suppliers which creates a reliance on these manufacturers and increases our risk of inability to deliver our product or service. We expect to continue to rely on external suppliers for a substantial percentage of our requirements in the future. We cannot assure that we will be able to maintain our existing relationships with these suppliers and continue to be able to source the raw materials, equipment and technology we use in our operations on a stable basis and at a reasonable price or at all. Thus, our business could be adversely affected if one or more of our suppliers is impacted by any interruption at a particular location. Some of our larger projects could have a duration of up to five years, therefore creating more risk for procuring the proper equipment and commodity type materials throughout the life of the job to completion.

Our growth is highly dependent upon the adoption and use by consumers of broadband and EVs as well as the products and services we provide.

The market for our products within Infrastructure is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, long development cycles for certain equipment manufacturers, and changing consumer demands and behaviors. Factors that influence the purchase and use of our products include:

•	perceptions about quality and safety of 5G frequencies, EV charging, storage, and service stations;
•	limited range and access to standardized EV charging stations;
•	environmental consciousness of wireless technology and EVC consumers;
•	Government regulations and economic incentives promoting fuel efficiency and alternate forms of energy;
•	inability or unwillingness for OEMs to produce EVs and equipment manufacturers to produce EV charging stations, in general or at the pace currently expected; and
•	availability of eligible tax and other government related incentives with respect to broadband services and EVC products.

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

Our ability to deploy and install physical wireless network elements and EV charging units is dependent on the outside government regulation such as transportation ordinances by municipalities, FTC and other relevant government laws and regulations. The laws and regulations concerning the deployment of our products and services may be subject to change and if they do then our products and services may no longer be in the best interest of our company. At such point, we may no longer want to sell these products and services and therefore investments in our company may be adversely affected.

If we are unable to keep up with advances in designing, deploying and testing 4G and 5G systems and EVC technology, we may suffer a decline in our competitive position.

The broadband and EVC industries are experiencing rapid technological change. If we are unable to keep up with changes in technology, our competitive position may deteriorate which would materially and adversely affect our business, prospects, operating results and financial condition. As technologies change, we plan to upgrade or adapt our networks, charging stations and software in order to continue to provide our services with the latest technology. However, due to our limited cash resources, our efforts to do so may be limited. As a result, we may be unable to grow, maintain and enhance our products and services. Any failure of our products and services to compete effectively with competitors will harm our business, operating results and prospects.

We are in an intensely competitive industry and there can be no assurance that we will be able to compete with our competitors who may have greater resources.

We face strong competition from competitors in broadband and EVC services industries, including competitors who could duplicate our models for delivery. Many of these competitors may have substantially greater financial, marketing and development resources and other capabilities than us. In addition, there are very few barriers to entry into the market for our services. There can be no assurance, therefore, that any of our current and future competitors, many of whom may have far greater resources, will not independently develop services that are substantially equivalent or superior to our services. Therefore, an investment in our business is very risky and speculative due to the competitive environment in which we may operate.

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

Availability of qualified International Brotherhood of Electrical Workers (“IBEW”) Union Labor and our ability to negotiate an acceptable collective bargaining agreement may affect our ability to complete contracts within established budgets and schedules.

One of our operating subsidiaries relies entirely on labor provided through a collective bargaining agreement. As of December 31, 2022, approximately 75 employees were represented by IBEW that covers employees in New Jersey. The collective bargaining agreement with the IBEW covering these employees or any other agreements with other unions may increase our expenses or affect our ability to implement operational changes. Increased unionization of our workforce and any labor disputes we experience could create disruption or have an adverse effect on our business, financial condition and results of operations. Renegotiations of the agreement or disagreements with the union on important issues may lead to a strike, work slowdown, or other job actions that could disrupt our services. If our competitors are not unionized, we could lose customers to such competitors.

Existing and future environmental, health and safety regulations as well as criteria established by tower and wireless carriers could result in increased compliance costs or loss of work.

Environmental, health and safety laws and regulations can be complex and may be subject to change. The nature and extent of these changes may have material effects on our business. Specifically, within the broadband space, our customers have strict safety regulations that all vendors must adhere to which can be costly and impede our growth and profitability or preclude us from bidding and winning new contracts if not in compliance.

The cost and availability of insurance carriers willing to insure high risk activities associated with the deployment of radio and antenna equipment of communications tower infrastructure could be limited.

Our broadband business requires our employees to climb towers and perform various activities that could be deemed dangerous. We are dependent on the availability of reasonably priced insurance to conduct these activities and remain in business, which are contingent on maintaining certain safety performance metrics that are driven by governmental and customer standards. In addition, many of our government contracts require bonding which are negotiated with insurance companies and are subject to financial stability requirements.

Risks Related to Our Telecommunications Segment

We are substantially smaller than some of our major competitors, whose marketing and pricing decisions, and relative size advantage could adversely affect our ability to attract and to retain customers. These major competitors are likely to continue to cause significant pricing pressures that could adversely affect our net revenues, results of operations, and financial condition.

The carrier services telecommunications industry is significantly influenced by the marketing and pricing decisions of the larger business participants. The rapid development of new technologies, services, and products has eliminated many of the traditional distinctions among wireless, cable, internet, and local and long-distance communication services. We face many competitors in this market, including telephone companies, cable companies, wireless service providers, satellite providers, and application and device providers. We face competition for voice trading services from telecommunications service providers’ traditional processes and new companies. Once telecommunications service providers have established business relationships with competitors to us, it could be extremely difficult to convince them to utilize our services. These competitors may be able to develop services or processes that are superior to our services or processes, or that achieve greater industry acceptance.

Many of our competitors are significantly larger than us and have substantially greater financial, technical and marketing resources, larger networks, a broader portfolio of service offerings, greater control over network and transmission lines, stronger name recognition, and customer loyalty and long-standing relationships with our target customers. As a result, our ability to attract and retain customers may be adversely affected. Many of our competitors enjoy economies of scale that result in low-cost structures for transmission and related costs that could cause significant pricing pressures within the industry.

Our ability to compete effectively will depend on, among other things, our network quality, capacity and coverage, the pricing of our products and services, the quality of our customer service, our development of new and enhanced products and services, the reach and quality of our sales and distribution channels, and our capital resources. It will also depend on how successfully we anticipate and respond to various factors affecting our industry, including new technologies and business models, changes in consumer preferences and demand for existing services, demographic trends, and economic conditions. While growth through acquisitions is a possible strategy for our Telecommunications business, there are no guarantees that any acquisitions will occur, nor are there any assurances that any acquisitions would improve the financial results of our business. If we are not able to respond successfully to these competitive challenges, we could experience reduced revenues.

Any failure of our Telecommunications’ physical infrastructure, including undetected defects in technology, could lead to significant costs and disruptions that could reduce our revenue and harm our business reputation and financial results.

We depend on providing customers with highly reliable service and must protect our infrastructure and any collocated equipment from numerous factors, including: human error, physical or electronic security breaches, fire and natural disasters, water damage, power loss, terrorism, sabotage and vandalism.  Problems at one or more of our exchange delivery points, whether or not within our control, could result in service interruptions or significant equipment damage. Any loss of services, equipment damage inability to detect or block fraudulent robocalls, or inability to terminate voice calls or supply internet capacity could reduce the confidence of customers and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenues and our operating results.  Such problems could also result in an investigation and/or enforcement action by the FCC, the Federal Trade Commission (“FTC”), the Department of Justice (“DOJ”), and/or state attorneys general or civil lawsuits by customers.

Telecommunications’ positioning in the marketplace and intense domestic and international competition in these services places a significant strain on our resources, which, if not managed effectively, could result in operational inefficiencies and other difficulties.

To manage market positioning effectively, we must continue to implement and improve operational and financial systems and controls, invest in critical network infrastructure to expand coverage and capacity, maintain or improve service quality levels, purchase and utilize other transmission facilities, evolve support and billing systems, and train and manage our employee base. If we inaccurately forecast the movement of traffic onto our network, we could have insufficient or excessive transmission facilities and disproportionate fixed expenses. As we proceed with the development of our business, operational difficulties could arise from additional demand placed on customer provisioning and support, billing and management information systems, product delivery and fulfillment, support, sales and marketing, administrative resources, network infrastructure, maintenance, and upgrading. For instance, we may encounter delays or cost-overruns or suffer other adverse consequences in implementing new systems, when required.

If our Telecommunications business is not able to operate a cost-effective network, we may not be able to operate our business successfully.

Our success depends on our ability to design, implement, operate, manage, maintain, and upgrade a reliable and cost-effective network infrastructure. In addition, we rely on third-party equipment and service vendors to manage our global network through which we provide our services. If we fail to generate traffic, experience technical or logistical impediments to the development of necessary aspects of our network or the migration of traffic and customers onto our network, or if we experience difficulties with third-party providers, we may not achieve desired economies of scale or otherwise be successful in our business.

Our Telecommunications network infrastructure has several hardware and software technological risks and limitations.

Our Telecommunications business is the source of most of our revenues and any damages to or loss of our equipment or any problem with or limitation of our telecommunications network, whether accidental or otherwise, including network, hardware, and software failures, may result in adverse government enforcement actions or litigations, a reduction in the number of our customers or usage level by our customers, our inability to attract new customers, or increased maintenance costs, all of which would have a negative impact on our results of operations. The development and operation of our telecommunications network is subject to problems and technological risks, including:

•	physical damage;
•	power surges or outages;
•	capacity limitations;
•	software defects, as well as hardware and software obsolescence;
•	breaches of security, whether by computer virus, break-in, or otherwise;
•	denial of access to our sites for failure to obtain required municipal or other regulatory approvals; and
•	other factors which may cause interruptions in service or reduced capacity for our customers.

Our operations also rely on a stable supply of utilities service. We cannot assure you that future supply instability will not impair our ability to procure required utility services in the future, which could adversely impact our business, financial condition and results of operations.

Changes in the regulatory framework under which our Telecommunications business operates could adversely affect our business prospects or results of operations.

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

We have backup data for our key information and data processing systems that could be used in the event of a catastrophe or a failure of our primary systems and have established alternative communication networks, where available. However, we cannot assure you that our business activities would not be materially disrupted if there were a partial or complete failure of any of these primary information technology systems or communication networks. Such failures could be caused by, among other things, software bugs, computer virus attacks or conversion errors due to system upgrading. In addition, any security breach caused by unauthorized access to information or systems, or intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, could have a material adverse effect on our business, results of operations, and financial condition.

We could be adversely affected if major suppliers fail to provide needed equipment and services on a timely or cost-efficient basis or are unwilling to provide us credit on favorable terms.

We rely on a few strategic suppliers and vendors to provide us with equipment, materials and services that we need to expand and operate our business. There are a limited number of suppliers with the capability of providing the network equipment and platforms that our operations and expansion plans require or the services that we require to maintain our extensive and geographically widespread networks. In addition, because the supply of network equipment and platforms requires detailed supply planning and this equipment is technologically complex, it would be difficult for us to replace the suppliers of this equipment. Suppliers of cables that we need to extend and maintain our networks may suffer capacity constraints or difficulties in obtaining the raw materials required to manufacture these cables.

We also depend on network installation and maintenance services providers, equipment suppliers, call centers, collection agencies and sales agents for network infrastructure and services to satisfy our operating needs. Many suppliers rely heavily on labor; therefore, any work stoppage or labor relations problems affecting our suppliers could adversely affect our operations. Suppliers may, among other things, extend delivery times, raise prices, and/or limit supply due to their own shortages and business requirements. Moreover, who may rely on the ability to obtain credit insurance on us in determining whether or not to extend short-term credit in the form of accounts receivables. To the extent that these suppliers are unable to obtain such insurance they may be unwilling to extend credit. Similarly, interruptions in the supply of telecommunications equipment for networks could impede network development and expansion. If these suppliers fail to deliver products and services on a timely and cost-efficient basis that satisfies our demands or are unwilling to sell to us on favorable credit terms or at all, we could experience disruptions, which could have an adverse effect on our business, financial condition and results of operations.

Risks Related to Owning Our Common Stock

Our share price is likely to be volatile due to factors beyond our control and may drop below prices paid by investors; investors could lose all of their investment in our Company.

All readers of this report should consider an investment in our common stock as speculative, involving a high degree of risk, and invest in our common stock only if the purchaser can withstand a significant loss and wide fluctuations in the market value of an investment. Potential investors should be aware that the value of an investment in our Company may go down as well as up. In addition, there can be no certainty that the market value of an investment in our Company will fully reflect its underlying value.

Investors may be unable to sell their shares of our common stock at or above the price they paid for their shares due to fluctuations in the market price of our common stock arising from factors affecting our Infrastructure segment and Telecommunications segment, our strategic objectives as well as changes in our operating performance or prospects. In addition, the stock market is subject to significant volatility, particularly with respect to which may or may not be related to the underlying performance of our business. Some of the factors that may cause the market price of our common stock to fluctuate include the risks discussed herein, in addition to other factors, including, but are not limited to:

•	competition from existing products and services or new products and services that may emerge;
•	introduction of technological innovations or new commercial products or services by us or our competitors;
•	announcements by us, our business partners or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations, capital commitments or strategic reviews;
•	changes in estimates or recommendations by securities analysts, to the extent any cover our common stock;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	litigation or the threat of litigation;
•	future issuances and sales of our common stock or other securities;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	variations in interest rates;
•	additions or departures of key personnel;
•	changes in accounting principles;
•	developments or disputes concerning patents or other proprietary rights;
•	announcements by the government relating to regulations that govern our industry;
•	economic and other external factors or disasters, military conflicts or widespread health or other crises;
•	period-to-period fluctuations in our financial condition and results of operations;
•	general market conditions and market conditions for infrastructure and telecommunications company stocks; and
•	overall fluctuations in U.S. equity markets.

Due to these risks and the other risks described in this report, investors could lose their entire investment in our Company.

Our common stock has historically been characterized by low and/or erratic trading volume, and the intraday per share price of our common stock has fluctuated between $1.18 and $8.46 during the fiscal year ended December 31, 2022.

As of April 12, 2022, our common stock became quoted on the Nasdaq Global Market under the symbol “CRGE.” Historically, the public market for our common stock has been characterized by low and/or erratic trading volume, often resulting in price volatility. For the fiscal year ended December 31, 2022, the average daily trading volume for our common stock was approximately 701,650 shares. In addition, the price of our common stock has been volatile. The closing prices of our common stock on January 3, 2022 and December 30, 2022 were $3.58 and $1.24, respectively. During the fiscal year ended December 31, 2022, our common stock had a low closing price of $1.24 and a high closing price of $7.93.

The market price of our common stock is subject to wide fluctuations due to a number of factors, including but not limited to our growth strategy, market perception, macroeconomic outlook, decisions by business partners regarding product development, market conditions in the infrastructure and telecommunications industry, announcements concerning our competitors, and impacts of public health crises, including the ongoing COVID-19 pandemic, many of which we cannot control.

Furthermore, the stock market has experienced significant price and volume fluctuation unrelated to the operating performance of particular companies. These market fluctuations can adversely affect the market price and volatility of our common stock.

Because our common stock may be deemed a low-priced “penny” stock, an investment in our common stock should be considered high-risk and subject to marketability restrictions.

Historically, the trading price of our common stock has generally been $5.00 per share or lower, and deemed a penny stock, as defined in Rule 3a51-1 under the Exchange Act, and subject to the penny stock rules of the Exchange Act specified in rules 15g-1 through 15g-100. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

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

We cannot assure you that we will be able to comply with the standards that we are required to meet in order to maintain a listing of our common stock on the Nasdaq Global Market. If we fail to satisfy the continued listing requirements of the Nasdaq Global Market, such as the corporate governance requirements, the minimum closing bid price of $1.00 per share or the minimum stockholder’s equity requirement, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation. Such a delisting would likely have a negative effect on the price of our common stock and would impair our shareholders’ ability to sell or purchase our common stock when they wish to do so. In the event of a delisting, we would take actions to restore our compliance with the Nasdaq Global Market’s listing requirements, but we can provide no assurance that any action taken by us would result in our common stock becoming listed again, or that any such action would stabilize the market price or improve the liquidity of our common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our common stock, which could depress the price of our common stock.

FINRA has adopted rules that require a broker dealer to have reasonable grounds for believing that the investment is suitable for that customer before recommending an investment to a customer. Prior to recommending low priced securities to their noninstitutional customers, broker dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. Thus, the FINRA requirements make it more difficult for broker dealers to recommend that their customers buy our common stock, which may limit their ability to buy and sell our shares of common stock, have an adverse effect on the market for our shares of common stock, and thereby depress our price per share of common stock.

Future issuances of our common stock or rights to purchase our common stock pursuant to our equity incentive plan or outstanding options could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.

We are authorized to grant equity awards, including stock grants and stock options, to our employees, directors and consultants, covering up to 75 million shares of common stock pursuant to our 2020 Omnibus Equity Incentive Plan, as amended (the “2020 Plan”) in addition to 10.5 million shares of common stock under a stock purchase agreement granted to an affiliate of an executive officer of the Company (the “Executive Agreement”). As of December 31, 2022, we had stock options for the purchase of up to 49.6 million shares of common Stock outstanding under the 2020 Plan and Executive Agreement as well as availability under the 2020 Plan to issue up to approximately 34.6 million shares of common stock. Future issuances as well as the possibility of future issuances, under our 2020 Plan, the Executive Agreement or other equity incentive plans or grants could cause the market price of our common stock to decrease.

Investors may experience dilution of their ownership interests because of the future issuance of additional shares of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock.

As of December 31, 2022, we had 206,844,580 shares of common stock and warrants for the purchase up to 17,902,565 shares of common stock outstanding. All of these warrants are exercisable as of the date of this filing (subject to certain beneficial ownership limitations) as follows: 7,600,000 warrants at an exercise price of $0.50 per share, 4,062,195 warrants at an exercise price of $2.00 per share, 4,240,370 warrants at an exercise price of $4.00 per share and 2,000,000 warrants at an exercise price of $8.50 per share. We also have 6,226,370 shares of our Series C Preferred Stock outstanding, which is convertible into 6,226,370 shares of common stock, and 1,177,023 shares of our Series D Preferred Stock outstanding, which is convertible into 29,425,556 shares of common stock. The holders of Series C Preferred Stock and Series D Preferred Stock are entitled to quarterly cumulative dividends in cash, or at the option of the Company, in shares of common stock, or a combination thereof. The Series D Preferred Stock also contains an anti-dilution right whereby the conversion ratio is subject to adjustment if the Company issues common stock or common stock equivalents at a price less than $0.4248 per share, which would result in the issuance of a greater number of shares of common stock upon conversion of the Series D Preferred Stock. As described more fully below, holders of our warrants and Preferred Stock may elect to receive a substantial number of shares of common stock upon exercise of the warrants and/or conversion of the Preferred Stock. The amount of common stock reserved for issuance may have an adverse impact on our ability to raise capital and may affect the price and liquidity of our common stock in the public market. In addition, the issuance of these shares of common stock will have a dilutive effect on current stockholders’ ownership.

In the future, to raise needed financing, we are likely to issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our stockholders at the time of such issuances. We are authorized to issue an aggregate of 750 million shares of common stock and 20 million shares of “blank check” preferred stock. We may issue additional shares of our common stock or other securities that are convertible into or exercisable for our common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes or for other business purposes. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of our common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with these capital raising efforts, including at a price (or exercise prices) below the price a stockholder at the time of such securities issuance paid for such stockholder’s stock.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend, in part, on the research and reports that securities or industry analysts publish about us and our business. Securities and industry analysts may choose not to publish research on our Company. If an insufficient number of securities or industry analysts provide coverage of our Company, the trading price for our stock would likely be negatively impacted. If one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. In addition, if our operating results fail to meet the forecast of analysts, our stock price would likely decline. Further, if one or more of these analysts cease coverage of our Company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

Our executive officers and directors can significantly influence matters submitted to our stockholders for approval.

As of December 31, 2022, our executive officers and directors, in the aggregate, beneficially own shares representing approximately 25.5% of our common stock. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination. On matters submitted to our stockholders for approval, holders of our common stock are entitled to one vote per share. If our executive officers and directors choose to act together, they would have significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these individuals, if they chose to act together, would have significant influence on the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

Provisions in our corporate charter documents and under Delaware law could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our corporate charter and our by-laws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board. Because our board is responsible for appointing the members of our management team, these provisions could, in turn, affect any attempt by our stockholders to replace current members of our management team. Among others, these provisions:

•	establish a board of directors having three classes of directors with a three-year term of office that expires as to one class each year, commonly referred to as a “staggered board”;
•	limit the manner in which stockholders can remove directors from our Board;
•	exclusively empower the Board to fill any and all vacancies on the Board;
•	authorize the board of directors to exclusively have the power to change and set the size of the board of directors;
•	limit who may call stockholder meetings;
•	include advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and for nominations to our Board, which include, among other things, requirements for proposing stockholders to disclose information about derivative or short positions; and
•	authorize our Board to issue, without stockholder approval, shares of preferred stock; such ability to issue previously undesignated preferred stock makes it possible for our Board to establish a “poison pill” and issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

Our bylaws designate certain courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) will be the exclusive forum for: (i) any derivative action or proceeding brought on behalf of the Company; (ii) any action asserting a claim for breach of a fiduciary duty owed by any director, officer, employee, or agent of ours to us or our stockholders; (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, the Certificate of Incorporation, or the bylaws; or (iv) any action asserting a claim governed by the internal affairs doctrine (the “Delaware Forum Provision”). In addition, our bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the Delaware Forum Provision.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could remain an “emerging growth company” until the earliest to occur of (i) December 31, 2026, (ii) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission. We cannot predict whether investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Our business could be negatively affected as a result of actions of activist shareholders, and such activism could impact the trading value of our securities.

Shareholders may, from time to time, engage in proxy solicitations or advance shareholder proposals, or otherwise attempt to effect changes and assert influence on our Board of Directors and management. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our Board of Directors could have an adverse effect on our operating results and financial condition. A proxy contest would require us to incur significant legal and advisory fees, proxy solicitation expenses and administrative and associated costs and require significant time and attention by our Board of Directors and management, diverting their attention from the pursuit of our business strategy. Any perceived uncertainties as to our future direction and control, our ability to execute on our strategy, or changes to the composition of our Board of Directors or senior management team arising from a proxy contest could lead to the perception of a change in the direction of our business or instability which may result in the loss of potential business opportunities, make it more difficult to pursue our strategic initiatives, or limit our ability to attract and retain qualified personnel and business partners, any of which could adversely affect our business and operating results. If individuals are ultimately elected to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our shareholders. We may choose to initiate, or may become subject to, litigation as a result of a proxy contest or matters arising from a proxy contest, which would serve as a further distraction to our Board of Directors and management and would require us to incur significant additional costs. In addition, actions such as those described above could cause significant fluctuations in our stock price based upon temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

We do not anticipate paying dividends on our common stock.

Cash dividends have never been declared or paid on our common stock and we do not anticipate such a declaration or payment for the foreseeable future. We expect to use future earnings, if any, to fund business growth. Therefore, our stockholders will likely not receive any funds absent a sale of their shares of our common stock. If we do not pay dividends, our common stock may be less valuable because a return on an investment in shares of our common stock will only occur if our stock price appreciates. We cannot assure stockholders of a positive return on their investment when they sell their shares, nor can we assure that stockholders will not lose the entire amount of their investment.

Risks Related to Our Liquidity

We are a holding company and our only material assets consists of cash in hand, equity interests in our operating subsidiaries and our other investments. As a result, our principal source of revenue and cash flow are distributions from our subsidiaries.

As a holding company, our assets consist of cash and cash equivalents, the equity interests in our subsidiaries and other investments. Our principal source of revenue comes from our Telecommunications business and Infrastructure business. Thus, our ability to manage our operations and finance future acquisitions is dependent on the ability of our subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions to us. Our subsidiaries are separate legal entities, and although they may be wholly-owned or controlled by us, they have no obligation to make any funds available to us, whether in the form of loans, dividends, distributions or otherwise. The ability of our subsidiaries to distribute cash will remain subject to, among other things, availability of sufficient funds and applicable state laws and regulatory restrictions and, potentially, contractual restrictions or debt covenants applicable to such subsidiaries. Claims of creditors of our subsidiaries generally will have priority as to the assets of such subsidiaries over our claims and claims of our creditors and stockholders. To the extent the ability of our subsidiaries to distribute dividends or other payments to us could be limited in any way, our ability to grow, pursue business opportunities or make acquisitions that could be beneficial to our businesses, or otherwise fund and conduct our business could be materially limited.

We are highly leveraged and have substantial indebtedness, which reduces our capability to withstand adverse developments or business conditions. If we incur additional indebtedness, such indebtedness could further exacerbate the risks associated with our substantial indebtedness.

We have incurred substantial amounts of indebtedness in connection with acquisitions and to finance our working capital. At December 31, 2022, the carrying value of our total aggregate indebtedness, including collateralized indebtedness, was approximately $24.2 million. Because we are highly leveraged, our payments on our indebtedness are significant in relation to our revenues and cash flow, which exposes us to significant risk in the event of downturns in our businesses (whether through competitive pressures or otherwise), our industry or the economy generally, because our cash flows would decrease, but our required payments under our indebtedness would not. Any decrease in our revenues or an increase in operating costs (and corresponding reduction in our cash flows) would therefore adversely affect our ability to make interest or principal payments on our indebtedness as they come due.

Economic downturns may also impact our ability to comply with the covenants and restrictions in our credit facilities and other agreements governing our indebtedness and may impact our ability to pay or refinance our indebtedness as it comes due. If we do not repay or refinance our debt obligations when they become due and do not otherwise comply with the covenants and restrictions in our indentures, credit facilities and other agreements governing our indebtedness, we would be in default under those agreements and the underlying debt could be declared immediately due and payable. In addition, any default under any of our credit facilities or other agreements governing our indebtedness could lead to an acceleration of debt under any other debt instruments or agreements that contain cross-acceleration or cross-default provisions. If the indebtedness incurred under our credit facilities and other agreements governing our indebtedness were accelerated, we would not have sufficient cash to repay amounts due thereunder. To avoid a default, we could be required to defer capital expenditures, sell assets, seek strategic investments from third parties or otherwise reduce or eliminate discretionary uses of cash. However, if such measures were to become necessary, there can be no assurance that we would be able to sell sufficient assets or raise investment capital sufficient to meet our scheduled debt maturities as they come due. In addition, any significant reduction in necessary capital expenditures could adversely affect our ability to retain our existing customer base and obtain new customers, which would adversely affect our business, financial position and results of operations.

To satisfy our indebtedness and other obligations, we will require a significant amount of cash.

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

In addition, we may not be able to affect any of these actions, if necessary, on commercially reasonable terms or at all. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments or preferred stock may limit or prevent us from taking any of these actions. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness or dividend payments on our outstanding shares of preferred stock would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness or otherwise raise capital on commercially reasonable terms or at all. Our inability to generate sufficient cash flow to satisfy our debt service and other obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on our business, financial condition and results of operations.

We have experienced significant historical, and may experience significant future, operating losses and net losses, which may hinder our ability to meet working capital requirements or service our indebtedness, and we cannot assure you that we will generate sufficient cash flow from operations to meet such requirements or service our indebtedness.

We have incurred significant losses in our limited operating history. As of and for the year ended December 31, 2022, we have an accumulated deficit of $173.6 million and a net loss of $30.3 million. We cannot assure you that we will recognize net income in future periods. If we cannot generate net income or sufficient operating profitability, we may not be able to meet our working capital requirements or service our indebtedness. Our ability to generate sufficient cash for our operations will depend upon, among other things, the future financial and operating performance of our operating business, which will be affected by prevailing economic and related industry conditions and financial, business, regulatory and other factors, many of which are beyond our control.

We cannot assure you that our business will generate cash flow from operations in an amount sufficient to fund our liquidity needs, including our indebtedness that matures and comes due in 2023.  Although we are engaged in discussions regarding refinancing our near-term maturities and expect to have sufficient liquidity to meet our needs for the next 12 months, no assurance can be provided that we will be able to do so. If our cash flows and capital resources are insufficient, we may be forced to reduce or delay capital expenditures, sell assets and/or seek additional capital or financings. Our ability to obtain future financings will depend on the condition of the capital markets and our financial condition at such time. Any financings could be at high interest rates and may require us to comply with covenants in addition to, or more restrictive than, covenants in our current financing documents, which could further restrict our business operations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such disposition may not be adequate to meet our obligations.

We expect to need additional funding to continue our current level of operations and growth.

Revenues generated from our current operations are not sufficient to pay on-going operating expenses and we anticipated continuing to incur significant operating expenses and net losses in future quarters for the near term. We believe our acquisitions of PTGi, ANS, BW and EVDepot will increase our profitability and contribute toward funding operating expenses, but we can provide no assurance that we will achieve or maintain profitability in the future. Historically, our working capital needs have been primarily funded by sales of our securities. We may continue to obtain additional funding from sales of our securities or from strategic transactions in order to fund our current level of operations. We have not identified the sources for additional financing that we may require, and we do not have commitments from third parties to continue to provide this financing. Being a small-cap stock, certain investors may be unwilling to invest in our securities.

To the extent we raise additional capital by issuing equity securities, our stockholders will experience further dilution. If we raise funds through debt financings, we may become subject to additional restrictive covenants. We may also attempt to raise funds through corporate collaboration and licensing arrangements. To the extent that we raise additional funds through such means, we may be required to relinquish some rights to our technologies or products, or grant licenses on terms that are not favorable to us. There is no assurance that sufficient funding through a financing will be available to us at acceptable terms or at all.

Given the risks associated with our business, the risks associated with our common stock, the worldwide financial uncertainty that has affected the capital markets, and our status as a small, unknown public company, we expect in the near future, we may have difficulty raising capital through traditional financing sources. Therefore, we cannot guarantee that we will be able to raise capital, or if we are able to raise capital, that such capital will be in the amounts needed. Our failure to raise capital, when needed, and in sufficient amounts, could impact our ability to continue to develop our business as planned. In addition, if we are unable to obtain funding as, and when needed, we may have to further reduce and/or cease our future operations.

We are subject to significant restrictive covenants under the agreements governing our indebtedness and preferred stock.

The agreements governing our indebtedness contain various negative covenants that restrict our ability to, among other things:

•	Incur additional indebtedness and guarantee indebtedness;
•	Pay dividends or make other distributions, or repurchase or redeem capital stock;
•	Prepay, redeem or repurchase debt or equity;
•	Issue certain preferred stock;
•	Make loans and investments;
•	Sell, lease or otherwise dispose of assets;
•	Acquire any assets or business;
•	Incur liens;
•	Enter into transactions with affiliates;
•	Issue common stock or common stock equivalents involving a variable rate transaction; and
•	Consolidate, merge or sell all or substantially all of our assets.

As discussed in Item 8. Note 10, we are also subject to certain affirmative covenants under the ANS and BW Lines of Credit, which, among other things, require us and our operating subsidiaries to maintain a specified debt service and debt to net worth or earnings ratios. Our ability to meet these financial ratios may be affected by events beyond our control and, as a result, there can be no assurance that we will be able to meet these ratios.

Until February 25, 2025, the holders of our Series C preferred stock and Series D preferred stock have the right to participate in future financings that involve the issuance of indebtedness, common stock or common stock equivalents. Such participation right may restrict our ability to secure such financing unless the holders of our Series C preferred stock and Series D preferred stock waive their right to participate or the persons providing the financing accept the participation of the holders of the Series C preferred stock and Series D preferred stock.

Violation of these covenants could result in a default that would permit the relevant creditors to require the immediate repayment of the borrowings thereunder, which could result in a default under other debt instruments and agreements that contain cross-default provisions, including the notes payable and ANS and BW lines of credit. A default under any of the agreements governing our indebtedness could materially adversely affect our financial condition and results of operations. As a result, we may be:

•	Limited in how we conduct our business;

•	Unable to raise additional debt or equity financing to operate during general economic or business downturns; or
•	Unable to compete effectively or to take advantage of new business opportunities.

These restrictions could have a material adverse effect on our ability to grow in accordance with our strategy and on the value of our equity securities.

Our business is highly dependent on a number of factors with variability which can limit our forecasting ability.

We are currently developing various sources of revenues based on market conditions and the type of products and services that we are marketing. As such, the amount of revenues we receive from the sale and use of our products and services will fluctuate and depend upon our customers’ willingness to buy our products and services. As with any developing enterprise operating in a specialized and intensely competitive market, we are subject to many business risks which include, but are not limited to, unforeseen negative publicity, competition, product liability and lack of operating experience. Many of the risks may be unforeseeable or beyond our control. There can be no assurance that we will successfully implement our business plan in a timely manner, or generate sufficient interest in our products or services, or that we will be able to market and sell enough products and services to generate sufficient revenues to continue as a going concern.

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

Risks Related to Government Regulations and Legal Matters

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

Changes in tax laws or regulations that are applied adversely to us may have a material adverse effect on our business, financial condition or results of operations.

New tax laws or regulations could be enacted at any time, and existing tax laws or regulations could be interpreted, modified or applied in a manner that is adverse to us, which could adversely affect our business and financial condition. For example, the Tax Cuts and Jobs Act (“TCJA”) in 2017 resulted in many significant changes to the U.S. tax laws, including changes in corporate tax rates, the utilization of our net operating loss (“NOL”) carryforwards, or NOLs, and other deferred tax assets, the deductibility of expenses, and the taxation of foreign earnings. Future guidance from the Internal Revenue Service and other tax authorities with respect to the TCJA may affect us, and certain aspects of the TCJA could be repealed or modified by future legislation. For example, The Coronavirus Aid, Relief, and Economic Security (CARES) Act modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the CARES Act, or any newly enacted federal tax legislation. The impact of changes under the TCJA, the CARES Act, or future reform legislation could increase our future U.S. tax expense and could have a material adverse impact on our business and financial condition. We urge our stockholders to consult with their legal and tax advisors with respect to these legislations and the potential tax consequences of investing in or holding our common stock.

We are subject to anti-corruption laws, as well as export control laws, customs laws, sanctions laws and other laws governing our operations. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures and legal expenses, which could adversely affect our business, results of operations and financial condition.

Our operations are subject to anti-corruption laws, including the Foreign Corrupt Practices Act (“FCPA”) and other anti-corruption laws that apply in countries where we operate or may do business in the future. The FCPA and these other laws generally prohibit us, our officers and our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We may in the future operate in jurisdictions that pose a high risk of potential FCPA violations, and we may participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the FCPA or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted. Because our business is heavily regulated, it therefore involves significant interaction with public officials. We have or will have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations.

We are also subject to other laws and regulations, including regulations administered by the governments of the United States, United Kingdom, and authorities in the EU, including applicable export control regulations, economic sanctions on countries and persons, customs requirements and currency exchange regulations, which we collectively refer to as Trade Control Laws. There is no assurance that we will be completely effective in ensuring our compliance, or the compliance of our employees, agents, suppliers, manufacturers, contractors, or collaborators, with all applicable anti-corruption laws, including the FCPA or other legal requirements, including Trade Control Laws. If we are not in compliance with the FCPA, the UK Bribery Act 2010 and other anti-corruption laws or Trade Control Laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions. Any of the foregoing could have an adverse impact on our reputation in the industry as well as our business, financial condition, results of operations and liquidity.

Failure to comply with laws relating to employment could subject us to penalties and other adverse consequences.

We are subject to various employment-related laws in the jurisdictions in which our employees are based. We face risks if we fail to comply with applicable U.S. federal or state wage laws. Any violation of applicable wage laws or other labor-or employment-related laws could result in complaints by current or former employees, adverse media coverage, investigations and damages or penalties which could have a materially adverse effect on our reputation, business, operating results and prospects. In addition, responding to any such proceeding may result in a significant diversion of management’s attention and resources, significant defense costs and other professional fees.

Existing and future environmental health and safety laws and regulations could result in increased compliance costs or additional operating costs or construction costs and restrictions. Failure to comply with such laws and regulations may result in substantial fines or other limitations that may adversely impact our financial results or results of operation.

Our operations, as well as those of our contractors, suppliers and customers, are subject to certain environmental laws and regulations, including laws related to the use, handling, storage, transportation and disposal of hazardous substances and wastes as well as electronic wastes and hardware, whether hazardous or not. These laws may require us or others in our value chain to obtain permits and comply with procedures that impose various restrictions and obligations that may have material effects on our operations. If key permits and approvals cannot be obtained on acceptable terms, or if other operational requirements cannot be met in a manner satisfactory for our operations or on a timeline that meets our commercial obligations, it may adversely impact our business.

Environmental and health and safety laws and regulations can be complex and may be subject to change, such as through new requirements enacted at the supranational, national, sub-national and/or local level or new or modified regulations that may be implemented under existing law. The nature and extent of any changes in these laws, rules, regulations and permits may be unpredictable and may have material effects on our business. Future legislation and regulations or changes in existing legislation and regulations, or interpretations thereof, including those relating to hardware manufacturing, electronic waste or batteries, could cause additional expenditures, restrictions and delays in connection with our operations as well as other future projects, the extent of which cannot be predicted.

Further, we currently rely on third-parties to ensure compliance with certain environmental laws, including those related to the disposal of hazardous and non-hazardous wastes. Any failure to properly handle or dispose of such wastes, regardless of whether such failure is ours or our contractors, may result in liability under environmental laws, including, but not limited to, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), under which liability may be imposed without regard to fault or degree of contribution for the investigation and clean-up of contaminated sites, as well as impacts to human health and damages to natural resources. Additionally, we may not be able to secure contracts with third-parties to continue their key supply chain and disposal services for our business, which may result in increased costs for compliance with environmental laws and regulations.

Our ability to compete could be jeopardized and our business seriously compromised if we are unable to protect ourselves from third-party challenges or infringement of the proprietary aspects of the wireless location products and technology we develop.

Our products utilize a variety of proprietary rights that are critical to our competitive position. Because the technology and intellectual property associated with our products are evolving and rapidly changing, our current intellectual property rights may not adequately protect us in the future. We rely on a combination of intellectual property rights and contractual restrictions to protect the intellectual property utilized in our products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. In addition, monitoring unauthorized use of our products is difficult and we cannot be certain the steps we have taken will prevent unauthorized use of our technology. Because legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and still evolving, the future viability or value of our intellectual property rights is uncertain. Moreover, effective patent, trademark, copyright and trade secret protection may not be available in some countries in which we distribute or anticipate distributing our products. Furthermore, our competitors may independently develop similar technologies that limit the value of our intellectual property, design or patents. In addition, third parties may at some point claim certain aspects of our business infringe their intellectual property rights. While we are not currently subject to nor aware of any such claim, any future claim (with or without merit) could result in one or more of the following:

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

Being a public company is expensive and administratively burdensome.

As a public reporting company, we are subject to the information and reporting requirements of the Securities Act of 1933, as amended (the “Securities Act”), the Exchange Act and other federal securities laws, rules and regulations related thereto, including compliance with the Sarbanes-Oxley Act of 2002 (“SOX”). Complying with these laws and regulations requires the time and attention of our Board and management and increases our expenses. Among other things, we must:

•

maintain and evaluate a system of internal controls over financial reporting in compliance with the requirements of Section 404 of SOX and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

•	maintain policies relating to disclosure controls and procedures;

•	prepare and distribute periodic reports, proxy statements, Forms 8-K and other reports and filings in compliance with our obligations under applicable federal securities laws;
•	institute a more comprehensive compliance function, including with respect to corporate governance; and
•	involve, to a greater degree, our outside legal counsel and accountants in the above activities and incur additional expenses relating to such involvement.

The cost of preparing and filing annual, quarterly and current reports, proxy statements and other information with the SEC and furnishing annual reports containing audited financial statements to stockholders is expensive. Compliance with these rules and regulations may continue to require us to hire additional financial reporting, internal controls and other finance personnel and will involve significant regulatory, legal and accounting expenses and the attention of management, including as a result of changing laws, regulations and standards. There can be no assurance that we will be able to comply with the applicable regulations in a timely manner, if at all. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us to evaluate and report on our internal controls over financial reporting and, depending on our future growth, may require our independent registered public accounting firm to annually attest to our evaluation, as well as issue their own opinion on our internal controls over financial reporting. The process of implementing and maintaining proper internal controls and complying with Section 404 is expensive and time consuming. We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for future listing on one of the Nasdaq Stock Markets or national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which may reduce our stock price.

Additionally, there continues to be public interest and increased legislative pressure related to public companies’ environmental, social and governance (“ESG”) activities. We risk negative stockholder reaction, including from proxy advisory services, as well as damage to our brand and reputation, if we do not act responsibly in several key areas, including diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency and employing ESG strategies in our operations.

In addition, being a public company makes it more expensive for us to obtain director and officer liability insurance. Premiums for director and officer insurance can vary substantially from year-to-year and have recently been increasing due to the growth in threatened and actual suits across public companies. In the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain this coverage. These factors could also make it more difficult for us to attract and retain qualified executives and members of our Board, particularly directors willing to serve on our audit committee.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our financial condition and results of operations could be adversely affected.

The preparation of financial statements in conformity with accounting standards generally accepted in the United States of America (“GAAP”). U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Annual Report and in our consolidated financial statements included herein. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to stock-based compensation, revenue recognition, leases, goodwill and income taxes. Our financial condition and results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own real properties. We lease our principal executive offices located at 125 Park Avenue, 25th Floor, New York, NY 10017, which automatically renews for successive one (1) month periods on the same terms, provided neither party terminates the agreement within (30) days prior to the end of the initial term.

Nextridge leases its corporate office space located at 12 Elmwood Road, Albany, New York 12204-3025. The lease commenced May 21, 2021 and ends May 21, 2026. Nextridge also leases warehouses at 7099 Huntley Road Unit 103, Columbus, Ohio 43215, and 2100 Byberry Road, Philadelphia, PA 19116. The Huntley Road lease commenced on May 1, 2022, and terminates on April 30, 2023. The Byberry Road lease commenced on May 1, 2022, and terminates on April 30, 2024. The lease is renewable on one-year terms.

Nextridge also leases offices for the Charge Infrastructure business located at 34100 Woodward Ave., Birmingham, MI 48009. The lease commenced December 1, 2022 and terminates on November 30, 2025. The lease is renewable for two separate one-year terms.

BW leases office space located at 239 Homestead Road, Hillsborough, NJ 08844. The lease commenced December 1, 2018 and ends November 30, 2023. The lease is renewable in one five-year term.

We do not anticipate any difficulties in renewing any of our leases that are due to expire within the next several years or in leasing other space, if required. We believe that our facilities and equipment generally are well maintained, in good condition and suitable for our purposes and adequate for our present operations.

ITEM 3. LEGAL PROCEEDINGS

From time to time we may be involved in legal proceedings in the ordinary course of business. We are currently not a party to any legal proceedings that we believe would have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Holders

As of March 1, 2023, there were 1,038 holders of record of our common stock. This number does not include “street name,” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees. The transfer agent for our common stock is Manhattan Transfer Registrar Company, whose address is 3B Sheep Pasture Road, Port Jefferson, New York 11777.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Except as set forth below, we did not sell any of our equity securities during the year ended December 31, 2022 that were not registered under the Securities Act and were not previously reported on a Current Report on Form 8-K filed by us.

During the year ended December 31, 2022, we issued 6,111,318 shares of common stock upon the exercise of previously issued warrants generating cash proceeds of $1.1 million.

We deemed the issuances of the securities described above to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, relative to transactions by an Issuer not involving a public offering.

Purchases of Equity Securities by the Issuer and Affiliate Purchasers

None.

ITEM 6. RESERVED.

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

Overview

Charge Enterprises, Inc. (the “Company” or “Charge”) is an electrical, broadband and electric vehicle (“EV”) charging infrastructure company that provides clients with end-to-end project management services, from advising, designing, engineering, acquiring and installing equipment, to monitoring, servicing, and maintenance. Our vision is to be a leader in enabling the next wave of transportation and connectivity. By building, designing, and operating seamless infrastructure for EVs and high-speed broadband, we aim to create a future where transportation is clean, efficient, and connected.

The Company has two operating segments:

•	Infrastructure, which has a primary focus on EV charging (“EVC”), broadband, including cell tower, small cell, and in-building applications, and electrical contracting services.
•	Telecommunications, which provides connection of voice calls and data to global carriers.

Infrastructure

Infrastructure’s focus is to implement end-to-end solutions for customers that are custom designed to enhance connectivity, productivity, reduce the cost of operations, and improve the efficiency of commercial operations for our customers and their consumers. Our Infrastructure segment comprises several different offerings: Broadband & Wireless, Electrical Contracting Services, Electric Vehicle Charging and Fleet Services.

Telecommunications

Telecommunications provides routing of voice, data, and Short Message Services (“SMS”) to Carriers and Mobile Network Operators (“MNO”) globally and operates through our wholly owned subsidiary PTGi International Carrier Services, Inc. (“PTGi”). Telecommunications business has contractual relationships with service providers in over 45 countries primarily within Asia, Europe, the Middle East, Africa, and North and South America. We provide customers with internet-protocol-based and time-division multiplexing (“TDM”) access for the transport of long-distance voice and data minutes.

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

Comparability to Past Periods

Acquisitions

Due to acquisitions made over the course of 2021 and 2022, we are presenting both reported and pro forma results for consolidated operations and our segments. Results of acquisitions are included in reported results from the date of acquisition closure. Within Infrastructure, the Company acquired ANS on May 21, 2021, BW on December 27, 2021, and EV Depot on January 14, 2022.

Our pro forma presentation assumes a full twelve month period for all our operations, including acquisitions, for 2021 and 2022 as if the acquisitions closed on the first days of the period and provides commentary on the variances for the year ended December 31, 2022 compared to the year ended December 31, 2021, as presented in the accompanying tables.

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

Consolidated Results of Operations

(in thousands)	As Reported				Proforma
	Years Ended December 31,				Years Ended December 31,
			Increase	% Increase			Increase	% Increase
	2022	2021	(Decrease)	(Decrease)	2022	2021	(Decrease)	(Decrease)
Revenues	$697,833	$477,018	$220,815	46%	$698,065	$520,913	$177,152	34%
Cost of goods sold	669,620	465,503	204,117	44%	669,708	498,492	171,216	34%
Gross profit	28,213	11,515	16,698	145%	28,357	22,421	5,936	26%
Stock-based compensation	35,449	30,623	4,826	16%	35,449	30,623	4,826	16%
General and administrative	14,392	7,995	6,397	80%	14,440	10,123	4,317	43%
Salaries and related benefits	16,667	8,806	7,861	89%	16,680	14,171	2,509	18%
Professional fees	3,290	1,846	1,444	78%	3,290	2,134	1,156	54%
Depreciation and amortization expense	6,377	529	5,848	1105%	6,377	790	5,587	707%
Income (loss) from operations	(47,962)	(38,284)	(9,678)	(25%)	(47,879)	(35,420)	(12,459)	(35%)
Other (income) expenses	(17,888)	18,676	(36,564)	(196%)	(17,879)	16,504	(34,383)	(208%)
Income tax expense (benefit)	275	(5,292)	5,567	105%	275	(4,908)	5,183	106%
Net income (loss)	$(30,349)	$(51,668)	$21,319	41%	$(30,275)	$(47,016)	$16,741	36%

Comparison of the Reported results for years ended December 31, 2022 and 2021

Revenues

Revenues increased $220.8 million to $697.8 million. The 46% increase in revenue was driven by the acquisitions of ANS, BW, and EV Depot, organic growth in ANS and an increase in wholesale traffic volumes within Telecommunications.

Cost of goods sold

Costs of goods sold increased $204.1 million to $669.6 million. The 44% increase in cost of goods sold was directly related to the increase in customer revenue within both Telecommunications and Infrastructure. Overall gross margin percentage was higher compared to 2021 driven by the acquisitions of ANS, BW, and EV Depot, partially offset by a decline in margin in Telecommunications.

Stock-based compensation

Stock-based compensation increased $4.8 million to $35.4 million. The increase was due to new option grants to members of the Board, newly hired employees, and employees who joined our company as part of an acquisition.

General and administrative

General and administrative expenses increased $6.4 million to $14.4 million. The increase was attributable to higher consulting, investor relations, and marketing expense related to growing the business and costs associated with our uplist to Nasdaq and the acquisitions of ANS, BW, and EV Depot.

Salaries and related benefits

Salaries and benefits increased $7.9 million to $16.7 million. The increase was principally attributable to investments in personnel associated with growth and the acquisitions of ANS, BW, and EV Depot.

Professional fees

Professional services fees increased $1.4 million to $3.3 million. The increase was primarily due to higher legal and accounting fees related to acquisitions, our uplist to Nasdaq, and expenses related to regulatory requirements.

Depreciation and amortization expense

Depreciation and amortization expense increased $5.8 million to $6.4 million. The increase was driven by amortization of intangible assets associated with the acquisitions of ANS, BW, and EV Depot, which included measurement period adjustments in 2022 of $0.5 million related to final purchase accounting for ANS.

Other operating (income) expense

Other operating (income) expense increased by $36.6 million from an expense of $18.7 million in 2021 to income of $17.9 million in 2022. The income in 2022 was driven primarily by a gain from the change in fair value of derivative liabilities of $33.9 million, offset by debt amortization costs of $9.3 million, interest expense of $2.6 million, and an investment loss of $0.8 million. The expense in 2021 was driven primarily by a goodwill impairment of $18.1 million, debt amortization costs of $3.2 million and interest expense of $1.5 million, offset by an investment gain of $3.3 million.

Income tax benefit

We generated a larger income tax expense in 2022 primarily due to change in valuation allowance.

Comparison of the Pro Forma results for years ended December 31, 2022 and 2021

Revenues

On a pro forma basis revenues increased $177.2 million to $698.1 million. The 34% increase in revenue was driven primarily by an increase in wholesale traffic volumes within Telecommunications, as well as increases in the volume of electrical contracting services, wireless network projects, and EV charging installations within Infrastructure.

Cost of goods sold

Costs of goods sold increased $171.2 million to $669.7 million. The increase in cost of goods sold was directly related to the increase in customer revenue within both Telecommunications and Infrastructure. Overall gross margin percentage was lower compared to 2021 driven by the mix of revenue between businesses, the mix of projects and labor and cost inflation in Infrastructure, and a decline in margin on voice calls in Telecommunications.

Stock-based compensation

Stock-based compensation increased $4.8 million to $35.4 million. The increase was due to new option grants to members of the Board, newly hired employees, and employees that joined our company as part of an acquisition.

General and administrative

General and administrative expenses increased $4.3 million to $14.4 million. The increase was attributable to higher consulting, investor relations, and marketing expense related to growing the business and costs associated with our uplist to Nasdaq.

Salaries and related benefits

Salaries and benefits increased $2.5 million to $16.7 million. The increase was principally attributable to investments in personnel associated with growth within Corporate and Infrastructure, specifically our EVC business.

Professional fees

Professional fees increased $1.2 million to $3.3 million. The 34% increase was primarily due to higher legal and accounting fees related to acquisitions, our uplist to Nasdaq, and expenses related to regulatory requirements.

Depreciation and amortization expense

Depreciation and amortization expense increased $5.6 million to $6.4 million. The increase was driven by amortization of intangible assets associated with the acquisitions of ANS, BW, and EV Depot, which included measurement period adjustments in 2022 of $0.5 million related to final purchase accounting of ANS.

Other operating (income) expense

Other operating (income) expense increased by $34.4 million from an expense of $16.5 million in 2021 to income of $17.9 million in 2022. The income in 2022 was driven primarily by a gain from the change in fair value of derivative liabilities of $33.9 million, offset by debt amortization costs of $9.3 million, interest expense of $2.6 million, and an investment loss of $0.8 million. The expense in 2021 was driven primarily by a goodwill impairment of $18.1 million, debt amortization costs of $3.2 million and interest expense of $1.5 million, offset by an investment gain of $3.3 million.

Income tax benefit

We generated a larger income tax expense in 2022 primarily due to change in valuation allowance.

Segment Results of Operations

Infrastructure

(in thousands)	As Reported				Proforma
	Years Ended December 31,				Years Ended December 31,
			Increase	% Increase			Increase	% Increase
	2022	2021	(Decrease)	(Decrease)	2022	2021	(Decrease)	(Decrease)
Revenues	$105,523	$24,251	$81,272	335%	$105,755	$68,146	$37,609	55%
Cost of goods sold	81,583	18,347	63,236	345%	81,671	51,336	30,335	59%
Gross profit	23,940	5,904	18,036	305%	24,084	16,810	7,274	43%
General and administrative	5,349	2,681	2,668	100%	5,397	4,809	588	12%
Salaries and related benefits	8,872	2,268	6,604	291%	8,885	7,633	1,252	16%
Professional fees	315	38	277	729%	315	326	(11)	(3%)
Depreciation and amortization expense	6,207	331	5,876	1775%	6,207	592	5,615	948
Income (loss) from operations	3,197	586	2,611	446%	3,280	3,450	(170)	(5%)
Other (income) expenses	1,787	18,119	(16,332)	(90%)	1,796	15,947	(14,151)	(89%)
Income tax expense (benefit)	(3,837)	127	(3,964)	(3121%)	(3,837)	511	(4,348)	(851%)
Net income (loss)	$5,247	$(17,660)	$22,907	130%	$5,321	$(13,008)	$18,329	141%

Comparison of the Reported results for years ended December 31, 2022 and 2021

Revenues

Revenue increased $81.3 million to $105.5 million. The increase was driven by the acquisitions of ANS, BW, and EV Depot, and organic growth in ANS.

Cost of goods sold

Cost of goods sold increased $63.2 million to $81.6 million driven by the increase in revenues. Gross margin percentage decreased driven by the mix of revenue between businesses, the mix of projects, and labor and cost inflation.

General and administrative

General and administrative expense increased $2.7 million to $5.3 million driven primarily by the acquisitions of ANS, BW, and EV Depot, and marketing, legal, and consulting spend to support the growth of the EVC business.

Salaries and related benefits

Salaries and benefits increased $6.6 million to $8.9 million driven by the acquisitions of ANS, BW, and EV Depot, as well as new headcount to support the EVC business.

Depreciation and amortization expense

Depreciation and amortization expense increased $5.9 million to $6.2 million. The increase was driven by amortization of intangible assets associated with the acquisitions of ANS, BW, and EV Depot, which included measurement period adjustments of $0.5 million in 2022 related to final purchase accounting.

Other operating (income) expense

Other operating (income) expense decreased $16.3 million to $1.8 million. The expense in 2022 was driven by a fixed asset donation of equipment for hurricane relief in the GetCharged business and an unrealized loss on marketable securities in the operating segment. The expense in 2021 was driven by the impairment of goodwill and fixed assets within the GetCharged business.

Comparison of the Pro Forma results for years ended December 31, 2022 and 2021

Revenues

On a pro forma basis revenue increased $37.6 million to $105.8 million. The increase was driven by 72% growth within BW related to electrical contracting services, 44% growth within ANS related to wireless network projects, and higher revenues within our new EV charging infrastructure business.

Cost of goods sold

Cost of goods sold increased $30.3 million to $81.7 million driven by the increase in revenues. Gross margin percentage decreased driven by the mix of revenue between businesses, the mix of projects, and labor and cost inflation.

General and administrative

General and administrative expense increased $0.6 million to $5.4 million driven by marketing, legal, and consulting spend to support the growth of the segment.

Salaries and related benefits

Salaries and benefits increased $1.3 million to $8.9 million driven by increased hiring to support the growth of the business, with the increase partially offset by a one-time incentive payment in 2021.

Depreciation and amortization expense

Depreciation and amortization expense increased $5.6 million to $6.2 million. The increase was driven by amortization of intangible assets associated with the acquisitions of ANS, BW, and EV Depot, which included measurement period adjustments of $0.5 million in 2022 related to final purchase accounting.

Other operating (income) expense

Other operating (income) expense decreased $14.2 million to $1.8 million. The expense in 2022 was driven by a fixed asset donation of equipment for hurricane relief in the GetCharged business and an unrealized loss on marketable securities in the operating segment. The expense in 2021 was driven by the impairment of goodwill and fixed assets within the GetCharged business, partially offset by the gain upon forgiveness on the Paycheck Protection Program loan for BW.

Telecommunications

For both periods presented, no pro forma adjustments were made to the Telecommunications segment.

	As Reported
(in thousands)	Years Ended December 31,
			Increase	% Increase
	2022	2021	(Decrease)	(Decrease)
Revenues	$592,310	$452,767	$139,543	31%
Cost of goods sold	588,037	447,156	140,881	32%
Gross profit	4,273	5,611	(1,338)	(24%)
General and administrative	1,990	1,884	106	6%
Salaries and related benefits	803	1,811	(1,008)	(56%)
Professional fees	83	39	44	113%
Depreciation and amortization expense	170	198	(28)	(14%)
Income (loss) from operations	1,227	1,679	(452)	(27%)
Other (income) expenses	(132)	(694)	562	81%
Income tax expense (benefit)	(3)	(903)	900	100%
Net income (loss)	$1,362	$3,276	$(1,914)	(58%)

Comparison of the Reported results for years ended December 31, 2022 and 2021

Revenues

Revenue increased $139.5 million to $592.3 million due to an overall increase in wholesale traffic volumes compared to 2021 driven by higher voice demand. The rapid development of new technologies, services, and products has eliminated many of the traditional distinctions among wireless, cable, internet, local, and long-distance communication services. While revenues increased in 2022 compared to 2021, the Company continues to expect downward pressure on revenues over time due to the pace of technology development, emergence of new products, and intense competition.

Cost of goods sold

Cost of goods sold increased $140.9 million to $588.0 million driven by the increase in customer revenue. Gross margin percentage in this business decreased year over year due to customer mix.

Salaries and related benefits

Salaries and benefits decreased $1.0 million to $0.8 million due to certain changes in allocations to non-operating corporate in 2022.

Other operating (income) expense

Other income decreased $0.6 million to $0.1 million. The decrease was driven primarily by a lower gain on sale of intellectual property in 2022 than in 2021, partially offset by a lower expense from foreign exchange adjustments.

Non-operating Corporate Segment

For both periods presented, no pro forma adjustments were made to the non-operating Corporate segment.

(in thousands)	As Reported
	Years Ended December 31,
			Increase	% Increase
	2022	2021	(Decrease)	(Decrease)
Revenues	$-	$-	$-	-
Cost of goods sold	-	-	-	-
Gross profit	-	-	-
Stock-based compensation	35,449	30,623	4,826	16%
General and administrative	7,053	3,430	3,623	106%
Salaries and related benefits	6,992	4,727	2,265	48%
Professional fees	2,892	1,769	1,123	63%
Income (loss) from operations	(52,386)	(40,549)	(11,837)	(29%)
Other (income) expenses	(19,543)	1,251	(20,794)	(1,662%)
Income tax expense (benefit)	4,115	(4,516)	8,631	191%
Net income (loss)	$(36,958)	$(37,284)	$326	1%

Comparison of the Reported results for years ended December 31, 2022 and 2021

Stock-based compensation

Stock-based compensation increased $4.8 million to $35.4 million. The increase was due to new option grants to members of the Board, newly hired employees, and employees that joined our company as part of an acquisition.

General and administrative

General and administrative expenses increased $3.6 million to $7.1 million driven by higher consulting, investor relations, and marketing related to growing the business, and costs associated with the uplist to Nasdaq.

Salaries and related benefits

Salaries and benefits increased $2.3 million to $7.0 million driven by investments in personnel associated with the Company’s growth and changes in certain allocations from Telecommunications.

Professional fees

Professional fees increased $1.1 million to $2.9 million driven by higher legal and accounting fees related to acquisitions, our uplist to the Nasdaq, and expenses related to regulatory requirements.

Other operating (income) expense

Other operating (income) expenses increased by $20.8 million from an expense of $1.3 million in 2021 to income of $19.5 million in 2022. The income in 2022 was driven primarily by a gain from the change in fair value of derivative liabilities of $33.9 million, offset by debt amortization costs of $9.3 million, and interest expense of $2.4 million. The expense in 2021 was driven primarily by debt amortization costs of $3.2 million and interest expense of $1.4 million, offset by an investment gain of $3.3 million.

Liquidity and Capital Resources

Our primary sources of liquidity are operating cash flows and private placement investment and debt. In order to finance acquisitions, throughout 2020 and 2021, we issued preferred shares, convertible and non-convertible promissory notes. During 2022, all convertible notes, in the amount of $12.5 million, were either exchanged for Series D preferred stock or sold to an unrelated third party and converted to common stock. As a result, we no longer have any convertible notes payable outstanding at December 31, 2022. We assess our liquidity in terms of our ability to generate cash to fund our short-term and long-term cash requirements. We believe that our business will continue to generate sufficient cash flows from operating activities and we believe that these cash flows, together with our existing cash and cash equivalents and our ability to draw on current credit facilities, will be sufficient for us to meet our current liquidity and capital requirements for operations over the next 12 months. In the event that our plans change or our cash requirements are greater than we anticipate, we may need to access the capital markets to finance future cash requirements. However, there can be no assurance that such financing will be available to us should we need it or, if available, that the terms will be satisfactory to us and not dilutive to existing shareholders.

Funding

On February 25, 2022 we entered into a securities purchase agreement with Island Capital Group Charge Me LLC (the “February 2022 Investors”) pursuant to which we issued Series C preferred shares in an aggregate face value of $12.1 million and aggregate purchase price of $10.8 million (“Series C preferred stock”). We valued and recorded the beneficial conversion feature of the Series preferred stock resulting in a deemed dividend at the time of issuance. At December 31, 2022, we have 6,226,370 shares of Series C preferred stock issued and outstanding.

On December 17, 2021, we entered into a securities purchase agreement with funds affiliated with Arena Investors LP (the “December 2021 Investors”) pursuant to which we issued a note payable in an aggregate face value of $15.9 million for an aggregate purchase price of $13.3 million (the “December 17, 2021 Notes”). The December 17, 2021 Notes have a coupon of 7.5% per annum and a maturity date of November 19, 2023. On December 17, 2021, we issued 2,370,370 shares of Series C Preferred (“Series C Preferred Stock”) to Arena Investors LP as part of the securities purchase agreement at an aggregate purchase price of $6.7 million. In connection with the issuance of the Series C Preferred Stock, we also issued warrants to purchase 2,370,370 shares of our common stock.

On May 19, 2021, we entered a securities purchase agreement with funds affiliated with Arena Investors LP (the “May 2021 Investors”) pursuant to which we issued: (i) convertible notes in an aggregate principal amount of $5.6 million for an aggregate purchase price of $5.0 million that are convertible at any time, at the holder’s option, into shares of our common stock at a conversion price of $4.00 per share and mature on May 19, 2024 (the “May 19, 2021 Convertible Notes”); and (ii) non-convertible notes payable in an aggregate face value of $11.9 million for an aggregate purchase price of $10.0 million (the “May 19, 2021 Notes”). The May 19, 2021 Notes includes a 7.5% premium and 10% original issue discount, a coupon of 8.0% per annum and were originally set to mature on November 19, 2022. The maturity date was subsequently extended to November 19, 2023. In connection with this extension, we issued to the May 2021 Investors warrants to acquire 1,870,000 shares of common stock.

On November 3, 2020, we entered into a securities purchase agreement with funds affiliated with Arena Investors LP (the “November 2020 Investors”) pursuant to which we issued convertible notes in an aggregate principal amount of $3.9 million for an aggregate purchase price of $3.5 million (the “November 2020 Convertible Notes). In connection with the issuance of the November 2020 Convertible Notes, we issued to the November 2020 Investors 903,226 shares of common stock. The November 2020 Convertible Notes were convertible at any time, at the holder’s option, into shares of our common stock at a conversion price of $0.25 per share.

On May 8, 2020, we entered into a securities purchase agreement with certain institutional investors (collectively, the “May 2020 Investors”) pursuant to which we issued convertible notes in an aggregate principal amount of $3.0 million for an aggregate purchase price of $2.7 million (the “May 2020 Convertible Notes”). In connection with the issuance of the May 2020 Convertible Notes, we issued to the May 2020 Investors warrants to purchase an aggregate of 7,600,000 shares of common stock (collectively, the “Warrants”) and 7.5 shares of series G convertible preferred stock (the “Series G preferred stock”). The May 2020 Convertible Notes’ maturity date of May 8, 2021 was extended to May 8, 2023, unless earlier converted. The May 2020 Convertible Notes accrue interest at a rate of 8% per annum, subject to increase to 20% per annum upon and during the occurrence of an event of default. Interest was payable in cash on a quarterly basis beginning on December 31, 2020. The May 2020 Convertible Notes were convertible at any time, at the holder’s option.

During the year ended December 31, 2022, we entered into a non-cash exchange agreement with funds affiliated with the November 2020 Investors and the May 2020 Investors pursuant to which we issued 1,177,023 shares of Series D preferred stock (“Series D preferred stock”) in exchange for the November 2020 Convertible Notes, the May 2020 Convertible Notes, and the May 2021 Convertible Notes, totaling $12.5 million. At December 31, 2022, we no longer have any convertible notes outstanding.

Our subsidiary ANS has an $8.0 million line of credit (the “ANS Line of Credit”), which we and our subsidiary Charge Infrastructure Holdings, Inc. guarantee. Interest on the ANS Line of Credit is payable monthly at the Wall Street Journal prime rate. During the year ended December 31, 2022, we borrowed $3.1 million under the ANS Line of Credit.

Our subsidiary BW has an $3.0 million line of credit (the “BW Line of Credit”), which we and our subsidiary Charge Infrastructure Holdings, Inc. guarantee. Interest on the BW Line of Credit is payable monthly at the Wall Street Journal prime rate. During the year end December 31, 2022 we did not borrow under the BW Line of Credit.

Liquidity

As of December 31, 2022, we had $27.8 million aggregate principal amount outstanding under the May 19, 2021 Notes and the December 17, 2021 Notes and $5.0 million outstanding under the $8.0 million available line of credit (the “ANS Line of Credit”). As of December 31, 2022, total liquidity was $39.6 million, which was comprised of $3.0 million available under the ANS Line of Credit, $3.0 million available under the BW Line of Credit, and $26.8 million in cash and cash equivalents and $6.8 million of marketable securities. We may also use our capital resources to repurchase shares of our common stock, to pay dividends to our stockholders, and to make acquisitions.

Cash Requirements

As discussed above, as of December 31, 2022, we have $5.0 million outstanding under the ANS Line of Credit and $27.8 million aggregate principal amount outstanding under the May 19, 2021 Notes and the December 17, 2021 Notes. This aggregate balance of $29.2 million, net of $3.6 million unamortized debt discount is reflected as a current liability as the entire balance will become due within the next 12 months. In addition, we also have outstanding commitments under our operating and capital leases in the amount of $4.0 million. Of this amount, approximately $1.9 million of future minimum lease payments will become due within the next 12 months. In connection with our issued and outstanding Series C preferred stock, we anticipate making preferred dividend payments of approximately $1.1 million in the next 12 months.

Cash Flows

The following table summarizes our cash flow activity, as reported within the consolidated statements of cash flows, followed by a discussion of the major drivers impacting operating, investing, and financing cash flows:

	Years Ended December 31,
(in thousands)	2022	2021
Total cash provided by (used in):
Operating activities	$(11,370)	$(2,908)
Investing activities	(2,012)	(24,967)
Financing activities	22,993	34,919
Effect of foreign currency exchange rates on cash and cash equivalents	(126)	(435)
Net increase in cash and cash equivalents	$9,485	$6,609

Cash Flows from Operating Activities

Cash used in operating activities was $11.4 million and $2.9 million for years ended December 2022 and 2021, respectively. Cash used in operating activities increased in 2022 compared to 2021, driven by the use of cash for net working capital in 2022 of $1.7 million compared to cash provided by net working capital of $5.4 million in 2021, and a decrease in net income adjusted for non-cash items of $1.4 million.

Cash Flows from Investing Activities

Cash used in investing activities in 2022 was $2.0 million compared to cash used in investing activities in 2021 of $25 million. The decrease in cash used in investing activities in 2022 was primarily driven by sale of marketable securities, offset by the acquisition of EV Depot compared to the use of cash by investing activities in 2021 mainly driven by the acquisition of ANS and BW, slightly offset by cash acquired in acquisitions.

Cash Flows from Financing Activities

Net cash flows provided by financing activities were $23.0 million and $34.9 million for the years ended December 31, 2022 and 2021, respectively.

During 2022, net cash flows provided by financing activities decreased primarily due to: (i) a reduction in proceeds from the issuance of notes payable of $23.3 million; (ii) a reduction in proceeds from issuance of convertible notes payable of $5.0 million; (iii) an increase in payment of dividends of $1.1 million; and (iv) an increase in payments to redeem Series B preferred stock of $0.7 million.

These reductions in cash flows provided by financing activities were partially offset by: (i) an increase in proceeds from the sale of common stock of $10.0 million; (ii) an increase in proceeds from the sale of preferred stock of $4.2 million; (iii) an increase in proceeds from borrowing on the ANS Line of Credit of $3.0 million; and (iv) an increase in proceeds from the exercise of warrants of $1.1 million.

Off-Balance Sheet Arrangements

As of December 31, 2022, Charge did not have any off-balance sheet arrangements.

Critical Accounting Estimates

Refer to Note 2 to the “Consolidated Financial Statements” for a summary of our significant accounting policies. Certain of our accounting policies requiring significant management assumptions and judgments are as follows:

Stock-Based Compensation

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

Leases

Our expected lease term includes both contractual lease periods and periods covered by an option to extend the lease if it is reasonably certain that we will exercise an option to extend. In our leases, the discount rate implicit in the lease cannot be readily determined. The incremental borrowing rate is primarily used in determining whether a lease is accounted for as an operating lease or a finance lease.

Goodwill

Goodwill represents the excess of acquisition cost of an acquired business over the fair value of assets acquired and liabilities assumed. Goodwill is not amortized but is tested for impairment at the reporting unit level annually on October 1 of each year or when events or circumstances arise, such as adverse changes in the business climate, that would more likely than not reduce the fair value of the reporting unit below its carrying value. Our methodology for conducting this goodwill impairment testing contains both a qualitative and quantitative assessment. We have the option to initially perform an assessment of qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative factors may include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting unit and other company and reporting unit-specific events. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we then perform the impairment evaluation using a more detailed quantitative assessment. We could also directly perform this quantitative assessment for any reporting unit, bypassing the qualitative assessment. Our methodology for conducting the quantitative goodwill impairment testing is fundamentally based on the measurement of fair value for our reporting units, which inherently entails the use of significant management judgment. For valuation, we use a combination of the income approach (discounted cash flows) and market approach (market multiples) in estimating the fair value of our reporting units. Our key quantitative inputs to test for impairment include projected revenue growth rates ranging between 3% - 42%, terminal value growth rate of 3% and weighted average cost of capital of 15.5%.

Income Taxes

We are subject to taxes in the U.S. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make these estimates and judgments about our future taxable income and operating loss carryforwards that are based on assumptions that are consistent with our future plans. As of December 31, 2022, we have recorded a full valuation allowance on our deferred tax assets relating to carryforwards because we expect that it is more likely than not that these deferred tax assets will not be realized. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for our company beginning January 1, 2023, and early adoption is permitted. We do not believe the potential impact of the new guidance and related codification improvements will be material to our financial position, results of operations and cash flows.

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective January 1, 2024, for our company. Early adoption is permitted. Management is currently evaluating the effect of the adoption of ASU 2020-06 on the consolidated financial statements, but currently does not believe ASU 2020-06 will have a significant impact on our company’s accounting as we no longer have convertible debt as of December 31, 2022. We will continue to monitor relevant accounting pronouncements.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 improves comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. ASU 2021-08 is effective for the Company beginning January 1, 2023 using a prospective application.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined under Rule 13a-15(f) under the Exchange Act.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the board of directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because of declines in the degree of compliance with policies or procedures.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework issued in 2013. Based on the evaluation of our internal control over financial reporting as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that as of such date, our internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2023 Annual Meeting of Stockholders, which we expect to file with the SEC prior to 120 days after the end of the fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item 11 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2023 Annual Meeting of Stockholders, which we expect to file with the SEC prior to 120 days after the end of the fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 11 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2023 Annual Meeting of Stockholders, which we expect to file with the SEC prior to 120 days after the end of the fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2023 Annual Meeting of Stockholders, which we expect to file with the SEC prior to 120 days after the end of the fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2023 Annual Meeting of Stockholders, which we expect to file with the SEC prior to 120 days after the end of the fiscal year.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)   The following documents are included as part of this Annual Report on Form 10-K:

1.	Financial Statements - See Index to Consolidated Financial Statements in Item 8.
2.	Financial Statement Schedules - Not Applicable.
3.	Exhibits

Exhibit Number	Description
2.1 *

Share Exchange Agreement, dated May 8, 2020, by and among the Company, Transworld Enterprises, Inc. and the shareholders of Transworld (Incorporated by reference to Exhibit 2.1 to our Form S-1 as filed on February 12, 2021)

2.2 *

Stock Acquisition Agreement, dated September 25, 2020 by and among the Company, Transworld Enterprises, Inc., a Delaware corporation and wholly owned subsidiary of Company, GetCharged, Inc., a Delaware corporation, each of the parties set forth on Exhibit A thereto and Andrew Fox, in his capacity as the Transferors’ Representative (Incorporated by reference to Exhibit 2.2 to our Form S-1 as filed on February 12, 2021)

2.3 *

First Amendment to the Stock Acquisition Agreement, effective October 9, 2020, by an among the Company, Transworld Enterprises, Inc., a Delaware corporation and wholly owned subsidiary of the Company, GetCharged Inc., a Delaware corporation, each of the parties set forth on Exhibit A and Andrew Fox, in his capacity as the Transferors' Representative (Incorporated by reference to Exhibit 2.3 to our Form S-1 as filed on February 12, 2021)

2.4 *

Stock Purchase Agreement, dated October 2, 2020, by and between the Company, ICS Group Holdings Inc., a Delaware corporation (the “Shareholder”), solely for the purpose of Article 8 and Article 10, HC2 Holdings Inc., a Delaware corporation, and PTGi International Carrier Services Inc., a Delaware corporation. (Incorporated by reference to Exhibit 2.4 to our Form S-1 as filed on February 12, 2021)

2.5 *

Stock Acquisition Agreement, dated May 7, 2021 by and among the Charge Infrastructure, Inc., Patrick Maney, Shaun Mahoney and Nextridge, Inc. (Incorporated by reference to Exhibit 2.6 to our Form S-1/A as filed on June 11, 2021)

2.6 *

Unit Purchase Agreement by and between Charge Infrastructure, Inc., Stephanie Wojtowicz, Michael S. Wojtowicz, Robert J. Wojtowicz and B W Electrical Services LLC, dated December 22, 2021 (Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed on December 29, 2021)

2.7 *

Agreement and Plan of Merger by and between Charge Infrastructure, Inc., Mergeco, Inc., EV Group Holdings, LLC, Brendan Durkin, James S. Lynch and Patrick Nicholson dated January 14, 2022 (Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed on January 20, 2022)

3.1 #	Certificate of Incorporation of GoIP Global, Inc., dated October 1, 2020 (Incorporated by reference to Exhibit 3.1 to our Form S-1 as filed on February 12, 2021)
3.2 #	Certificate of Designations of the Series A Preferred Stock, dated October 6, 2020 (Incorporated by reference to Exhibit 3.2 to our Form S-1 as filed on February 12, 2021)
3.3 #	Certificate of Amendment to the Certificate of Incorporation, dated December 11, 2020 (Incorporated by reference to Exhibit 3.3 to our Form S-1 as filed on February 12, 2021)
3.4 #	Certificate of Amendment to the Certificate of Incorporation, dated January 26, 2021 (Incorporated by reference to Exhibit 3.4 to our Form S-1 as filed on February 12, 2021)
3.5 #	Amendment to Certificate of Designations of the Series A Preferred Stock, dated March 29, 2021 (Incorporated by reference to Exhibit 3.5 to our Form S-1/A as filed on June 11, 2021)
3.6 #	Certificate of Designations of the Series B Preferred Stock, dated May 20, 2021 (Incorporated by reference to Exhibit 3.7 to our Form S-1/A as filed on June 11, 2021)
3.7 #	Certificate of Designations of the Series C Preferred Stock, dated December 17, 2021 (Incorporated by reference to Exhibit 3.8 to our Form 8-K as filed on December 23, 2021)
3.8 #	Certificate of Amendment of the Certificate of Incorporation, dated December 29, 2021 (Incorporated by reference to Exhibit 3.1 to our Form 8-K as filed on January 4, 2022)
3.9 #	Amended and Restated Certificate of Designations of the Series C Preferred Stock, filed on February 25, 2022 (Incorporated by reference to Exhibit 3.1 to our Form 8-K as filed on March 3, 2022)
3.10 #	Certificate of Amendment to the Certificate of Incorporation, dated September 27, 2022. (Incorporated by reference to Exhibit 3.1 to our Form 8-K as filed on September 28, 2022)

59

3.11 #

Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock filed on June 30, 2022 (Incorporated by reference to Exhibit 3.1 to our Form 8-K as filed on July 7, 2022).

3.12 #	Certificate of Amendment to the Certificate of Incorporation, dated September 27, 2022. (Incorporated by reference to Exhibit 3.1 to our Form 8-K as filed on September 28, 2022)
3.13 #	Amended and Restated Bylaws, effective January 26, 2023. (Incorporated by reference to Exhibit 3.1 to our Form 8-K as filed on January 27, 2023)
4.1 #	Form of Warrant, dated May 8, 2020 (Incorporated by reference to Exhibit 4.3 to our Form S-1 as filed on February 12, 2021)
4.2 #	Form of Warrant issued to Subordinated Note Holders (Incorporated by reference to Exhibit 4.4 to our Form S-1 as filed on February 12, 2021)
4.3 #	Form of Senior Secured Non-Convertible Note issued to the May 2021 Investors (Incorporated by reference to Exhibit 4.6 to our Form S-1/A as filed on June 11, 2021)
4.4 #	Form of Warrant issued to the May 2021 Investors (Incorporated by reference to Exhibit 4.8 to our Form S-1/A as filed on June 11, 2021)
4.5 #	Form of Common Stock Purchase Warrant, dated December 17, 2021 (Incorporated by referenced to Exhibit 4.1 to our Form 8-K as filed on December 23, 2021)
4.6 **	Description of Capital Stock
4.7 #	Form on Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 to our Form 8-K as filed on April 26, 2022)
10.1 #

Securities Purchase Agreement, dated May 8, 2020, by and between the Company and the investors signatory thereto (Incorporated by reference to Exhibit 10.1 to our Form S-1 as filed on February 12, 2021)

10.2 #

Registration Rights Agreement, dated May 8, 2020, by and between the Company and the investors signatory thereto (Incorporated by reference to Exhibit 10.2 to our Form S-1 as filed on February 12, 2021)

10.3 #	Securities Purchase Agreement, dated May 8, 2020, by and between the Company and KORR Value LP (Incorporated by reference to Exhibit 10.5 to our Form S-1 as filed on February 12, 2021)
10.4 #	Form of Securities Purchase Agreement entered into with the Subordinated Note Holders (Incorporated by reference to Exhibit 10.6 to our Form S-1 as filed on February 12, 2021)
10.5 #	Subordination Agreement entered into between the May 2020 Investors and Subordinated Note Holders (Incorporated by reference to Exhibit 10.7 to our Form S-1 as filed on February 12, 2021)
10.6 #

Securities Purchase Agreement, dated November 3, 2020, by and between the Company and the investors signatory thereto (Incorporated by reference to Exhibit 10.8 to our Form S-1 as filed on February 12, 2021)

10.7 #

Registration Rights Agreement, dated November 3, 2020, by and between the Company and the investors signatory thereto (Incorporated by reference to Exhibit 10.9 to our Form S-1 as filed on February 12, 2021)

10.8 #

Amended and Restated Subordination Agreement, dated November 3, 2020 by and between the Company, KORR Value LP and the investors signatory thereto (Incorporated by reference to Exhibit 10.11 to our Form S-1 as filed on February 12, 2021)

10.9 #	Form of Subsidiary Guaranty Agreement, dated November 3, 2020 (Incorporated by reference to Exhibit 10.12 to our Form S-1 as filed on February 12, 2021)
10.10 #	First Amendment and Waiver to May 2020 Financing, dated December 8, 2020 (Incorporated by reference to Exhibit 10.13 to our Form S-1 as filed on February 12, 2021)
10.11 #	Second Amendment and Waiver to May 2020 Financing, dated December 8, 2020 (Incorporated by reference to Exhibit 10.14 to our Form S-1 as filed on February 12, 2021)
10.12 #	First Amendment and Waiver to November 2020 Financing, dated December 8, 2020 (Incorporated by reference to Exhibit 10.1 to our Form S-1 as filed on February 12, 2021)

10.13 #	Securities Purchase Agreement, dated December 3, 2020 related to the December 2020 private placement (Incorporated by reference to Exhibit 10.1 to our Form S-1 as filed on February 12, 2021)
10.14 #

Securities Purchase Agreement, dated May 19, 2021, by and between the Company and the investors signatory thereto (Incorporated by reference to Exhibit 10.19 to our Form S-1/A as filed on June 11, 2021)

10.15 #

Registration Rights Agreement, dated May 19, 2021, by and between the Company and the investors signatory thereto (Incorporated by reference to Exhibit 10.20 to our Form S-1/A as filed on June 11, 2021)

10.16 #

Amended and Restated Security Agreement, dated May 19, 2021, by and between the Company and the investors signatory thereto (Incorporated by reference to Exhibit 10.21 to our Form S-1/A as filed on June 11, 2021)

10.17 #	Form of Subsidiary Guaranty Agreement, dated May 19, 2021 (Incorporated by reference to Exhibit 10.18 to our Form S-1/A as filed on June 11, 2021)
10.18 #	Description of Oral Agreement for Investment Advisory Services with KORR Acquisition Group, Inc. (Incorporated by reference to Exhibit 10.23 to our Form S-1/A as filed on August 4, 2021)
10.19 #	Amended and Restated Offer Letter with Craig Denson (Incorporated by referenced to Exhibit 10.24 to our Form 10-K as filed on March 29, 2022)
10.20 #	Third Amendment to May 2020 Financing, dated November 24, 2021 (Incorporated by reference to Exhibit 10.25 to our Form S-1/A as filed on November 26, 2021)
10.21 #	Second Amendment and Waiver to November 2022 Financing, dated November 24, 2021 (Incorporated by reference to Exhibit 10.26 to our Form S-1/A as filed on November 26, 2021)
10.22 #	First Amendment and Waiver to May 2021 Financing, dated November 24, 2021 (Incorporated by reference to Exhibit 10.27 to our Form S-1/A as filed on November 26, 2021)
10.23 #

Securities Purchase Agreement, dated December 17, 2021, by and between the Company and the investors signatory thereto (Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed on December 23, 2021)

10.24 #

Registration Rights Agreement, dated December 17, 2021, by and between the Company and the investors signatory thereto (Incorporated by reference to Exhibit 10.4 to our Form 8-K as filed on December 23, 2021)

10.25 #	Security Agreement, dated December 17, 2021, by and between the Company and the investors signatory thereto (Incorporated by reference to Exhibit 10.3 to our Form 8-K as filed on December 23, 2021)
10.26 #	Guaranty Agreement, dated December 17, 2021 (Incorporated by reference to Exhibit 10.5 to our Form 8-K as filed on December 23, 2021)
10.27 #	Form of Original Issue Discount Senior Secured Non-Convertible Promissory Note, dated December 17, 2021 (Incorporated by reference to Exhibit 10.2 to our Form 8-K as filed on December 23, 2021)
10.28 #	2020 Omnibus Equity Incentive Plan, amended and restated as of December 23, 2021 (Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed on January 4, 2022)
10.29 #

Securities Purchase Agreement, dated February 25, 2022, by and between the Company and the investors signatory thereto (Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed on March 3, 2022)

10.30 #

Registration Rights Agreement, dated February 25, 2022, by and between the Company and the investors signatory thereto (Incorporated by reference to Exhibit 10.2 to our Form 8-K as filed on March 3, 2022)

10.31 #	Amendment, Consent and Waiver between the Company and the signatories thereto, dated February 25, 2022 (Incorporated by reference to Exhibit 10.3 to our Form 8-K as filed on March 3, 2022)
10.32 #	Offer Letter, dated October 25, 2021, between the Company and Andrew Fox (Incorporated by reference to Exhibit 10.36 to our Form 10-K as filed on March 29, 2022)
10.33 #	Offer Letter, dated July 8, 2021, between the Company and Leah Schweller (Incorporated by reference to Exhibit 10.37 to our Form 10-K as filed on March 29, 2022)
10.34 #	Offer Letter, dated May 9, 2021, between the Company and Mark LaNeve (Incorporated by reference to Exhibit 10.38 to our Form 10-K as filed on March 29, 2022)
10.35 #	Amendment No. 1 to the Offer Letter, dated effective October 28, 2021 between the Company and Mark LaNeve (Incorporated by reference to Exhibit 10.39 to our Form 10-K as filed on March 29, 2022)
10.36 #	Non-Qualified Stock Option Agreement of Peggy Schuurman Hess dated November 1, 2020 (Incorporated by reference to Exhibit 10.1 to our registration statement on Form S-8 filed on May 2, 2022).
10.37 #

Securities Purchase Agreement dated April 20, 2022 by and between Charge Enterprises, Inc. and the investor signatory thereto (Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed on April 26,2022)

61

10.38 #

Registration Rights Agreement dated April 26, 2022 by and between Charge Enterprises, Inc. and the investor signatory thereto (Incorporated by reference to Exhibit 10.2 to our Form 8-K as filed on April 26,2022)

10.39 #

Business Loan Agreement dated June 19, 2007 by and between B W Electrical Services LLC and Provident Bank, as amended by that Change in Terms Agreement dated August 20, 2015, that Change in Terms Agreement dated May 24, 2017, and that Change in Terms Agreement dated June 11, 2019 (Incorporated by reference to Exhibit 10.1 to our form 8-K as filed on June 2, 2022)

10.40 #	Promissory Note by B W Electrical Services LLC to Provident Bank, dated September 15, 2006 (Incorporated by reference to Exhibit 10.2 to our Form 8-K as filed on June 2, 2022)
10.41 #

Commercial Security Agreement by and between B W Electrical Services LLC to Provident Bank, dated September 15, 2006 (Incorporated by reference to Exhibit 10.3 to our Form 8-K as filed on June 2, 2022)

10.42 #

Modification of Promissory Note and Loan Agreement by and between B W Electrical Services LLC and Provident Bank dated May 26, 2022. (Incorporated by reference to Exhibit 10.4 to our Form 8-K as filed on June 2, 2022)

10.43 #	Unconditional Guaranty of Charge Enterprises, Inc. for the benefit of Provident Bank dated May 26, 2022. (Incorporated by reference to Exhibit 10.5 to our Form 8-K as filed on June 2, 2022)
10.44 #

Unconditional Guaranty of Charge Infrastructure Holdings, Inc. for the benefit of Provident Bank dated May 26, 2022. (Incorporated by reference to Exhibit 10.6 to our Form 8-K as filed on June 2, 2022)

10.45 #	Exchange Agreement dated June 30, 2022 by and between Charge Enterprises, Inc. and the investors signatory thereto (Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed on July 7, 2022)
10.46 #

Form of Registration Rights Agreement (Series D Preferred Stock) dated June 30, 2022 by and between Charge Enterprises, Inc. and the investors signatory thereto. (Incorporated by reference to Exhibit 10.2 to our Form 8-K as filed on July 7, 2022)

10.47 #

Form of Registration Rights Agreement (New Preferred Stock) dated June 30, 2022 by and between Charge Enterprises, Inc. and the investors signatory thereto. (Incorporated by reference to Exhibit 10.3 to our Form 8-K as filed on July 7, 2022)

10.48 #

Amendment, Consent and Waiver dated June 30, 2022 by and between Charge Enterprises, Inc. and the investors signatory thereto.  (Incorporated by reference to Exhibit 10.4 to our Form 8-K as filed on July 7, 2022)

10.49 #	Commitment Letter dated August 25, 2022. (Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed on August 26, 2022)
10.50 #

Loan Agreement by and among Nextridge Inc., ANS Advanced Networks Services, LLC, Charge Infrastructure Holdings, Inc., Charge Enterprises, Inc. and Pioneer Bank dated October 25, 2022. (Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed on October 27, 2022)

10.51 #

Commercial Line of Credit Renewal Agreement and Note by Nextridge Inc. and ANS Advanced Networks Services, LLC payable to Pioneer Bank dated October 25, 2022. (Incorporated by reference to Exhibit 10.2 to our Form 8-K as filed on October 27, 2022)

10.52 #

Security Agreement by and among Nextridge Inc., ANS Advanced Networks Services, LLC and Pioneer Bank dated October 25, 2022. (Incorporated by reference to Exhibit 10.3 to our Form 8-K as filed on October 27, 2022)

10.53 #

Unconditional Guaranty Agreement by and among Charge Infrastructure Holdings, Inc. Charge Enterprises, Inc. and Pioneer Bank dated October 25, 2022. (Incorporated by reference to Exhibit 10.4 to our Form 8-K as filed on October 27, 2022)

10.54 **	ANS Equipment Line of Credit.
10.55 #

Form of Indemnification Agreement by and between Charge Enterprises, Inc. and its individual directors and certain officers. (Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed on February 10, 2023)

10.56 **	Offer Letter, dated October 6, 2022, between the Company and James Biehl
21.1 **	List of Subsidiaries
23.1 *	Consent of Ernst & Young LLP (Filed herewith)
23.2 *	Consent of Seligson & Giannattasio LLP (Filed herewith).
24.1 *	Power of Attorney (included in the signature page on Form 10-K)
31.1 **	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d- 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 **	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 ***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 ***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	Inline XBRL Instance Document.
101.SCH **	Inline XBRL Taxonomy Extension Schema.
101.CAL **	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.LAB **	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE **	Inline XBRL Taxonomy Presentation Linkbase.
101.DEF **	Inline XBRL Taxonomy Definition Linkbase Document.
104 **	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

* Schedules omitted pursuant to relevant provisions of item 601 of Regulation SK. The registrant agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request, provided, however, that the registrant may request confidential treatment pursuant to Rule 24b2 of the Exchange Act, as amended, for any schedule or exhibit so furnished.

** Filed herewith.

*** Furnished herewith.

# Incorporated by reference

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2023	CHARGE ENTERPRISES, INC.

	By:	/s/ Andrew Fox
	Name:	Andrew Fox
	Title:	Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Andrew Fox, Craig Denson or Leah Schweller as his or her true and lawful attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Craig Denson or Leah Schweller as his or her true and lawful attorneys-in-fact, each with the power of substitution,

Name	Position	Date

/s/ Andrew Fox	Chief Executive Officer	March 15, 2023
Andrew Fox	(Principal Executive Officer)

/s/ Leah Schweller	Chief Financial Officer	March 15, 2023
Leah Schweller	(Principal Financial and Accounting Officer)

/s/ Craig Denson	Chief Operating Officer, Chief Compliance Officer, and Director	March 15, 2023
Craig Denson

/s/ Benjamin Carson, Jr.	Director	March 15, 2023
Benjamin Carson, Jr.

/s/ Baron Davis	Director	March 15, 2023
Baron Davis

/s/ Justin Deutsch	Director	March 15, 2023
Justin Deutsch

/s/ Amy Hanson	Director	March 15, 2023
Amy Hanson

/s/ Gary Jacobs	Director	March 15, 2023
Gary Jacobs

/s/ Chantel Lenard	Director	March 15, 2023
Chantel Lenard

/s/ James Murphy	Director	March 15, 2023
James Murphy

/s/ Philip Scala	Director	March 15, 2023
Philip Scala

CHARGE ENTERPRISES, INC.

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Index to Exhibits

Form 10-K Summary Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Charge Enterprises, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Charge Enterprises, Inc. (the Company) as of December 31, 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2022.

Charlotte, North Carolina

March 15, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Charge Enterprises, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Charge Enterprises, Inc. and subsidiaries (the “Company”) as of December 31, 2021, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Seligson & Giannattasio, LLP

We began serving as the Company’s auditor in 2020.  In 2022, we became the predecessor auditor.

White Plains, New York

March 29, 2022

CHARGE ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$26,837	$18,238
Restricted cash	886	-
Accounts receivable net of allowances of $322 in 2022 and $268 in 2021, respectively	72,405	73,334
Inventory	111	111
Deposits, prepaids and other current assets	3,187	1,721
Investments in marketable securities	6,757	9,619
Investments in non-marketable securities	236	100
Cost in excess of billings	6,090	4,812
Total current assets	116,509	107,935

Property, plant and equipment, net	732	2,012
Finance lease right-of-use asset	341	470
Operating lease right-of-use asset	4,028	1,558
Non-current assets	240	-
Net deferred tax asset	-	5,580
Goodwill, net	12,672	26,055
Intangible assets, net	33,932	-
Total assets	168,454	143,610

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$61,644	$71,428
Accrued liabilities	11,121	5,740
Deferred revenue	13,741	7,018
Derivative liability	6,521	-
Finance lease liability	112	159
Operating lease liability	1,579	125
Current portion of long-term debt	29,180	4,598
Total current liabilities	123,898	89,068

Non-current liabilities
Finance lease liability, non-current	146	219
Operating lease liability, non-current	2,199	1,443
Net deferred tax liability	1,389	-
Long-term debt, net of current portion	-	30,563
Total liabilities	127,632	121,293

Mezzanine Equity
Series B Preferred Stock (0 and 2,395,105 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively)	-	6,850
Series C Preferred Stock (6,226,370 shares issued and outstanding at December 31, 2022)	16,572	-
Total Mezzanine Equity	16,572	6,850

Commitments, contingencies and concentration risk

Stockholders’ Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized;
Series C: 2,370,370 shares issued and outstanding at December 31, 2021	-	-
Series D: 1,177,023 shares issued and outstanding at December 31, 2022	-	-
Common stock, $0.0001 par value; 750,000,000 shares authorized 206,844,580 and 184,266,934 issued and outstanding at December 31, 2022 and December 31, 2021, respectively	20	18
Common stock to be issued, 0 shares at December 31, 2022 and 6,587,897 at December 31, 2021	-	1
Additional paid in capital	197,816	126,870
Accumulated other comprehensive income (loss)	-	(32)
Accumulated deficit	(173,586)	(111,390)
Total stockholders’ equity	24,250	15,467
Total liabilities and stockholders’ equity	$168,454	$143,610

The accompanying notes are an integral part of these consolidated financial statements.

CHARGE ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Years Ended December 31,
	2022	2021
Revenues	$697,833	$477,018
Cost of Goods Sold	669,620	465,503
Gross Profit	28,213	11,515

Operating expenses
Stock-based compensation	35,449	30,623
General and administrative	14,392	7,995
Salaries and related benefits	16,667	8,806
Professional fees	3,290	1,846
Depreciation and amortization expense	6,377	529
Total operating expenses	76,175	49,799

(Loss) from operations	(47,962)	(38,284)

Other income (expenses):
Loss on impairment	(797)	(18,116)
Income (loss) from investments, net	(789)	3,330
Change in fair value of derivative liabilities	33,921	-
Interest expense	(11,905)	(4,619)
Other income (expense), net	(2,482)	1,063
Foreign exchange adjustments	(60)	(334)

Total other income (expenses), net	17,888	(18,676)

Income (loss) before income taxes	(30,074)	(56,960)

Income tax benefit (expense)	(275)	5,292

Net (loss)	$(30,349)	$(51,668)
Less: Deemed dividend	(36,697)	(7,407)
Less: Preferred dividends	(1,349)	-
Net (loss) available to common stockholders	$(68,395)	$(59,075)

Basic income (loss) per share available to common stockholders	$(0.35)	$(0.38)
Diluted income (loss) per share available to common stockholders	$(0.35)	$(0.38)

Weighted average number of shares outstanding, basic	197,712	156,365
Weighted average number of shares outstanding, diluted	197,712	156,365

The accompanying notes are an integral part of these consolidated financial statements.

CHARGE ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2022	2021
Net income (loss)	$(30,349)	$(51,668)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	32	(93)
Other comprehensive income (loss), net of tax	32	(93)
Comprehensive (loss)	$(30,317)	$(51,761)

The accompanying notes are an integral part of these consolidated financial statements.

CHARGE ENTERPRISES, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Preferred Stock		Common Stock		Common Stock to be Issued			Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Other Comprehensive Income	Accumulated Deficit	Total
Balance, December 31, 2020	1,000,000	$1	140,018,383	$140	13,425,750	$13	$72,583	$60	$(52,145)	$20,652
Shares of common stock from prior year issued	-	-	8,700,000	9	(8,700,000)	(9)	-	-	-	-
Common stock issued for services	-	-	66,092	-	-	-	167	-	-	167
Conversion of debt and accrued interest	-	-	644,499	1	3,478,795	4	1,007	-	-	1,012
Stock-based compensation expense	-	-	-	-	-	-	4,563	-	-	4,563
Net loss	-	-	-	-	-	-	-	(20)	(1,579)	(1,599)
Balance, March 31, 2021	1,000,000	$1	149,428,974	$150	8,204,545	$8	$78,320	$40	$(53,724)	$24,795
Shares of common stock from prior period issued	-	-	2,783,089	3	(2,783,089)	(3)	-	-	-	-
Common stock issued for services	-	-	67,000	-	-	-	112	-	-	112
Stock-based compensation expense	-	-	-	-	-	-	9,230	-	-	9,230
Warrants issued in connection with debt	-	-	-	-	-	-	2,654	-	-	2,654
Derivative liability reclassed to equity	-	-	-	-	-	-	750	-	-	750
Net loss	-	-	-	-	-	-	-	(62)	(10,085)	(10,147)
Balance, June 30, 2021	1,000,000	$1	152,279,063	$153	5,421,456	$5	$91,066	$(22)	$(63,809)	$27,394
Conversion of debt and accrued interest	-	-	-	-	1,166,441	1	290	-	-	291
Common stock issued for services	-	-	23,438	-	-	-	75	-	-	75
Stock-based compensation expense	-	-	-	-	-	-	7,764	-	-	7,764
Cancellation of stock options	-	-	-	-	-	-	(250)	-	-	(250)
Restricted stock units expense	-	-	-	-	-	-	44	-	-	44
Buyback of treasury stock	-	-	(76,178)	-	-	-	(145)	-	-	(145)
Net loss	-	-	-	-	-	-	-	(4)	(25,230)	(25,234)
Balance, September 30, 2021	1,000,000	$1	152,226,323	$153	6,587,897	$6	$98,844	$(26)	$(89,039)	$9,939
Stock-based compensation expense	-	-	-	-	-	-	9,676	-	-	9,676
Cancellation of stock options	-	-	-	-	-	-	(690)	-	-	(690)
Restricted stock units expense	-	-	-	-	-	-	287	-	-	287
Common stock issued for acquisition	-	-	1,285,715	1	-	-	4,537	-	-	4,538
Series A Preferred Stock converted to common stock	(1,000,000)	(1)	30,754,896	31	-	-	(30)	-	-	-
Issuance of Series C Preferred Stock	2,370,370	-	-	-	-	-	7,407	-	-	7,407
Fair value of beneficial conversion feature	-	-	-	-	-	-	3,551	-	-	3,551
Warrants issued in connection with Series C Preferred Stock	-	-	-	-	-	-	3,116	-	-	3,116
Deemed dividend in connection with Series C Preferred Stock	-	-	-	-	-	-	-	-	(7,407)	(7,407)
Dividend paid on Series B Preferred Stock	-	-	-	-	-	-	-	-	(169)	(169)
Adjustment to par value	-	-	-	(167)	-	(5)	172	-	-	-
Net loss	-	-	-	-	-	-	-	(6)	(14,775)	(14,781)
Balance, December 31, 2021	2,370,370	$-	184,266,934	$18	6,587,897	$1	$126,870	$(32)	$(111,390)	$15,467

CHARGE ENTERPRISES, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2021	2,370,370	$-	184,266,934	$18	6,587,897	$1	$126,870	$(32)	$(111,390)	$15,467
Stock-based compensation expense	-	-	-	-	-	-	10,744	-	-	10,744
Declaration of preferred dividends	-	-	-	-	-	-	-	-	(267)	(267)
Series C Preferred Stock	3,856,000	-	-	-	-	-	12,050	-	-	12,050
Beneficial conversion feature arising from preferred stock	-	-	-	-	-	-	2,651	-	-	2,651
Deemed dividend in connection with Series C Preferred Stock	-	-	-	-	-	-	-	-	(3,856)	(3,856)
Common stock issued for acquisition	-	-	5,201,863	1	-	-	17,530	-	-	17,531
Conversion of debt into common stock	-	-	319,950	-	-	-	80	-	-	80
Net loss	-	-	-	-	-	-	-	-	(13,140)	(13,140)
Balance, March 31, 2022	6,226,370	$-	189,788,747	$19	6,587,897	$1	$169,925	$(32)	$(128,653)	$41,260
Stock-based compensation expense	-	-	-	-	-	-	9,343	-	-	9,343
Declaration of preferred dividends	-	-	-	-	-	-	-	-	(353)	(353)
Series D Preferred Stock	1,177,023	-	-	-	-	-	12,499	-	-	12,499
Common stock issued for private placement	-	-	1,428,575	-	-	-	4,696	-	-	4,696
Issuance of warrants for private placement	-	-	-	-	-	-	5,304	-	-	5,304
Issuance of shares committed in prior period	-	-	1,862,146	-	(1,862,146)	-	-	-	-	-
Settlement of holdback shares for acquisition	-	-	4,725,748	-	(4,725,748)	(1)	-	-	-	(1)
Exercise of warrants	-	-	5,973,515	1	-	-	1,072	-	-	1,073
Exercise of stock options	-	-	10,000	-	-	-	20	-	-	20
Vesting of restricted stock units	-	-	138,327	-	-	-	-	-	-	-
Conversion of Series B Preferred into common stock	-	-	2,155,594	-	-	-	6,165	-	-	6,165
Classification of Preferred C to Mezzanine Equity	(6,226,370)	-	-	-	-	-	(18,940)	-	6,256	(12,684)
Deemed dividend in connection with reclass of warrants to Derivative Liability	-	-	-	-	-	-	(7,601)	-	(32,841)	(40,442)
Other	-	-	-	-	(3)	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(19,642)	(19,642)
Balance, June 30, 2022	1,177,023	$-	206,082,652	$20	-	$-	$182,483	$(32)	$(175,233)	$7,238
Stock-based compensation expense	-	-	-	-	-	-	7,825	-	-	7,825
Restricted stock units expense	-	-	-	-	-	-	23	-	-	23
Exercise of warrants	-	-	137,803	-	-	-	50	-	-	50
Exercise of stock options	-	-	261,959	-	-	-	144	-	-	144
Declaration of dividends	-	-	-	-	-	-	-	-	(302)	(302)
Other	-	-	-	-	-	-	-	-	(58)	(58)
Net income (loss)	-	-	-	-	-	-	-	32	14,374	14,406
Balance, September 30, 2022	1,177,023	$-	206,482,414	$20	-	$-	$190,525	$0	$(161,219)	$29,326
Stock-based compensation expense	-	-	-	-	-	-	7,041	-	-	7,041
Restricted stock units expense	-	-	-	-	-	-	56	-	-	56
Exercise of warrants	-	-	-	-	-	-	-	-	-	-
Exercise of stock options	-	-	362,166	-	-	-	199	-	-	199
Declaration of dividends	-	-	-	-	-	-	-	-	(426)	(426)
Other	-	-	-	-	-	-	(5)	-	-	(5)
Net income (loss)	-	-	-	-	-	-	-	-	(11,941)	(11,941)
Balance, December 31, 2022	1,177,023	$-	206,844,580	$20	-	$-	$197,816	$-	$(173,586)	$24,250

The accompanying notes are an integral part of these consolidated financial statements.

CHARGE ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,349)	$(51,668)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	5,483	-
Depreciation	894	529
Stock-based compensation	35,449	30,623
Stock issued for services	-	354
Change in fair value of derivative liabilities	(33,921)	-
Amortization of debt discount	9,346	3,056
Amortization of debt discount, related party	-	95
Amortization of debt issue costs	-	10
Loss on foreign currency exchange	60	363
Loss on impairment	797	18,116
Net loss (gain) from investments	789	(3,330)
Other expense, net	2,482	(1,126)
Change in deferred income taxes	(690)	(5,292)
Changes in working capital requirements:
Accounts receivable	773	4,345
Deposits, prepaids and other current assets	(916)	1,478
Other assets	(47)	183
Costs in excess of billings	(1,278)	(2,222)
Accounts payable	(9,411)	(4,198)
Other current liabilities	2,445	1,123
Deferred revenue	6,724	4,746
Other comprehensive income	-	(93)
Net cash (used in) operating activities	(11,370)	(2,908)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(239)	(1,355)
Disposal of fixed assets	-	910
Sale of intellectual property	179	-
Purchase of marketable securities	(55,983)	(67,440)
Sale of marketable securities	57,980	66,681
Purchase of non-marketable securities	-	(100)
Acquisition of ANS	(363)	(12,948)
Acquisition of EV Depot	(1,231)	-
Acquisition of BW	(2,459)	(13,500)
Cash acquired in acquisitions	104	2,785
Net cash provided by (used in) investing activities	(2,012)	(24,967)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash receipts from issuance of notes payable	-	23,333
Cash receipts from issuance of convertible notes payable	-	5,000
Proceeds from sale of common stock	10,000	-
Proceeds from sale of Series C preferred stock	10,845	6,667
Proceeds from exercise of warrants	1,122	-
Proceeds from exercise of stock options	363	-
Draws from revolving line of credit, net	3,126	113
Employee taxes paid for stock-based compensation	(434)	-
Cash paid for contingent liability	-	(61)
Payment on financing lease	(167)	(133)
Payment of dividends	(1,177)	-
Redemption of Series B preferred stock	(685)	-
Net cash provided by financing activities	22,993	34,919

Foreign currency adjustment	(126)	(435)

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,485	6,609
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,238	11,629
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$27,723	$18,238

Supplemental disclosure of cash flow information
Cash paid for interest expense	$2,695	$965
Cash paid for income taxes	$786	$-

Non-cash investing and financing activities:
Issuance of Series B Preferred Stock for acquisition	$-	$6,850
Issuance of common stock for acquisition	$17,530	$-
Debt discount associated with promissory notes	$-	$7,717

The accompanying notes are an integral part of these consolidated financial statements.

CHARGE ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Nature of operations

Charge Enterprises, Inc. (“Charge Enterprises” or the “Company”, formerly known as “Transworld Holdings, Inc.” and “GoIP Global, Inc.”) was incorporated on May 8, 2003 as E Education Network, Inc. (“EEN”) under the laws of the State of Nevada. On August 10, 2005, the Company changed its name from EEN to GoIP Global, Inc. On December 28, 2017, the Company was redomiciled in Colorado. On April 30, 2020, the Company entered into a Share Exchange Agreement with TransWorld Enterprises Inc. (“TW”), a Delaware Corporation (the “TW Share Exchange Agreement”). As part of the TW Share Exchange Agreement, the Company agreed to issue 1,000,000 shares of Series D Preferred Stock (“Series D Preferred Stock”) and 1,000,000 shares of Series F Preferred Stock (“Series F Preferred Stock”) in exchange for all the equity interest of TW. On August 7, 2020, the Company changed its name from GoIP Global, Inc. to Transworld Holdings, Inc. On October 1, 2020, the Company was redomiciled in Delaware and all previously designated series of preferred stock were terminated. On January 26, 2021, the Company changed its name from Transworld Holdings, Inc. to Charge Enterprises, Inc.

Charge Enterprises, Inc. is an electrical, broadband  and electric vehicle (“EV”) charging infrastructure company that provides clients with end-to-end project management services, from advising, designing, engineering, acquiring and installing equipment, to monitoring, servicing, and maintenance. Our vision is to be a leader in enabling the next wave of transportation and connectivity. By building, designing, and operating seamless infrastructure for EVs and high-speed broadband, the Company aims to create a future where transportation is clean, efficient, and connected.

The Company has two operating segments:

•	Infrastructure, which has a primary focus on EV charging (“EVC”), broadband, including cell tower, small cell, and in-building applications, and electrical contracting services.
•	Telecommunications, which provides connection of voice calls and data to global carriers.

Note 2 Summary of significant accounting policies

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting standards generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

The Company is an “emerging growth company,”  as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it intends to take advantage of certain exemptions from various reporting requirements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements and related disclosures, presented in U.S. dollars, have been prepared using the accrual basis of accounting in accordance with GAAP and pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. All such adjustments are of a normal and recurring nature. The results and trends in these consolidated financial statements may not be representative for any future periods.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to the valuation of stock-based compensation, asset impairments including goodwill and intangible assets, acquisition purchase price asset and liability allocations, the valuation of derivative liabilities, and the valuation of deferred tax assets. The Company evaluates and updates assumptions and estimates on an ongoing basis and may use outside experts to assist in the Company’s evaluation, as considered necessary. Although these estimates are based on management’s knowledge of and experience with past and current events and on management’s assumptions about future events, it is at least reasonably possible that they may ultimately differ materially from actual results.

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

The Company operates under two reportable business segments for which segment disclosures are consistent with how the chief operating decision maker evaluates the results of the Company and measures performance and determines the allocation of resources. The Company’s reportable segments meet the definition of operating segments and do not include the aggregation of multiple operating segments.

The Company’s reportable segments are Infrastructure and Telecommunications. Nextridge Inc. and its wholly owned subsidiary, Advanced Network Solutions (collectively referred to as “ANS”), B W Electrical Services, LLC (“BW”), EV Group Holdings LLC (“EV Depot”) and Get Charged Inc. (“Get Charged”) are included in Infrastructure. Our PTGi International Carrier Services, Inc. (“PTGi”) subsidiary is included in Telecommunications.

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company’s main revenue stream is from services. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied.

The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer, in an amount that reflects the consideration it expects to be entitled to in exchange for those products or services. The Company evaluates when it is appropriate to recognize revenues based on the gross amount invoiced to the customer or the net amount retained by the Company if a third party is involved.

Revenue is recognized when or as performance obligations under the terms of a contract with customers are satisfied. For Telecommunications, revenue recognition typically occurs at the point in time that calls are completed. For Infrastructure, revenue recognition typically occurs over time through the contract term.

A contract liability for deferred revenue is recorded when consideration is received or is unconditionally due from a customer prior to transferring control of goods or services to the customer under the terms of a contract. Deferred revenue balances typically result from advance payments received from customers for contracts or from billings in excess of revenue recognized on services arrangements.

Costs in excess of billing represents when revenues are recognized in advance of invoice issuance. These assets are presented separately on the balance sheet and are converted to accounts receivable once the Company’s right to the consideration becomes unconditional, which varies by contract but is generally based on achieving certain acceptance milestones. The Company recognizes the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset would be one year or less.

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

Telecommunications

The Company’s performance obligations include the routing of voice, data and Short Message Services (“SMS”) to carriers and mobile network operators globally. The Company has contractual relationships with services providers within Asia, Europe, the Middle East, Africa and North and South America. The Company provides customers with internet-protocol-based and time-division multiplexing access for the transport of long-distance voice and data minutes.

Refer to Note 4, Revenue, for additional information on the Company’s revenue recognition.

Stock-Based Compensation

The Company uses the Black-Scholes-Merton (“BSM”) valuation technique to calculate the grant date fair values for stock options. The BSM valuation inputs include the option exercise price, the fair market value price of the Company’s common stock, expected term, expected volatility, expected dividend yield and risk-free interest rate. The fair value of restricted stock units (“RSUs”) is determined using the closing price of the Company’s common stock on the grant date.

The Company’s accounting policy for recognizing stock-based compensation expense is based on the graded vesting attribution method. The Company does not apply a forfeiture rate to unvested awards and accounts for forfeitures in the period they occur. The Company records deferred tax assets related to compensation expense for awards that are expected to result in future tax deductions for the Company, based on the amount of compensation cost recognized and the Company’s statutory tax rate in the jurisdiction in which it expects to receive a deduction. Differences between the deferred tax assets recognized for financial reporting purposes and actual tax deductions reported on the Company’s income tax return are recorded in the Consolidated Statements of Operations within income tax (expense) benefit. The Company also uses the simplified method in developing an estimate of the expected term of stock options. Expected volatility is based on a blend of the Company’s historic stock price volatility and the historic volatility of a peer group of publicly traded companies. Changes in these assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require judgment to develop. Refer to Note 14, Equity, for additional information on the Company’s stock-based compensation.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consists primarily of amounts held on deposit with financial institutions.

From time to time, the Company may invest in cash equivalents, which consists of investments in immediately available money market accounts and all highly liquid debt instruments with initial maturities of three months or less. The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Restricted cash balances consist of amounts that the Company may be restricted in its ability to access or amounts that are reserved for a specific purpose and therefore not available for immediate or general business use. As of December 31, 2022, and December 31, 2021, the Company had restricted cash of $0.9 million and $0, respectively. These funds represent balances that have been reserved for a Directors and Officers insurance policy.

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

ASC subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities as reflected in the consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

The Company follows ASC subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and ASC 825-10, which permits entities to choose to measure many financial instruments and certain other items at fair value.

Property, plant and equipment

Fixed Assets are carried at historical cost. Depreciation is calculated on the straight-line method over the estimated useful lives as follows:

Computer hardware	3 - 5 years
Computer software	3 years
Equipment	2 - 7 years
Furniture and fixtures	5 - 7 years
Leasehold improvement	Lesser of life of lease or asset life
Vehicles	3 - 5 years

Goodwill and Other Intangible Assets

Goodwill is assigned to reporting units based on the difference between the purchase price as allocated to the reporting units and the estimated fair value of the identified net assets acquired as allocated to the reporting units. Purchased intangible assets with finite lives are carried at their estimated fair values at the time of acquisition less accumulated amortization and any impairment charges. Amortization is recognized on a straight-line basis over the estimated useful lives of the respective assets, which approximates the pattern that the economic benefits are realized by the Company.

Asset Impairments

Goodwill is tested for impairment annually as of October 1 or at other times if events have occurred or circumstances exist that indicate the carrying value of the reporting unit may exceed its fair value.

Goodwill is not amortized for book purposes. It may be, however, amortized for tax purposes. The Company reviews its goodwill for impairment at least annually. At the time of each review, if the fair value is less than the carrying value of the reporting unit, then a charge is recorded to the results of operations.

For goodwill, the Company uses qualitative and quantitative approaches when testing goodwill for impairment. The Company performs a qualitative evaluation of events and circumstances impacting each reporting unit to determine the likelihood of goodwill impairment. Based on that qualitative evaluation, if the Company determines it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, no further evaluation is necessary. Otherwise, the Company performs a quantitative goodwill impairment test. The Company performs quantitative goodwill impairment tests for reporting units at least once every three years.

Property, plant and equipment, intangible assets with finite lives and right of use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable, based on the undiscounted cash flows expected to be derived from the use and ultimate disposition of the assets. Assets identified as impaired are adjusted to estimated fair value.

Beneficial conversion features

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options”. In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to interest expense, over the life of the debt. As of December 31, 2022 and 2021, the Company had outstanding preferred stock and convertible notes[MR8]  resulting in a beneficial conversion feature in the amount of $2.7 million and $3.6 million, respectively.

Derivative Liabilities

The Company evaluates convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date, through other income (expense) in the consolidated statement of operations and recorded as a liability. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. Certain instruments have embedded features that are classified as derivative liabilities.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits as a component of general and administrative expenses. Our federal tax return and any state tax returns are not currently under examination. The Company is subject to federal and state income tax audits from time to time that could result in proposed assessments. Management believes that the Company has appropriately accounted for income taxes for tax periods that are within the statutory period of limitations not previously audited and that are potentially open for examination by the taxing authorities. The Company cannot predict with certainty how any audits would be resolved and whether the Company will be required to make additional tax payments, which may include penalties and interest. The Company is subject to examination for the preceding three years.

Leases

The Company enters into operating lease contracts for buildings, properties, structures and other equipment. Arrangements are evaluated at inception to determine whether such arrangements contain a lease. Operating leases primarily include building lease contracts. Arrangements to lease building space consist primarily of the rental of office space, but may also include leases of other equipment, including automobiles. Operating leases are reflected on the Company’s consolidated balance sheet within the Operating lease right-of-use (“ROU”) asset line item and the related short-term and long-term liabilities are included within the Operating lease liability and Operating lease liability, non-current line items, respectively. Finance leases are reflected on the Company’s consolidated balance sheet within Finance lease right-of-use asset line item and the related short-term and long-term liabilities are included within the Finance lease liability and Finance lease liability, non-current line items. As an accounting policy election, the Company elected not to apply the recognition requirements to short-term leases for all underlying classes of assets. For these leases which have a term of twelve months or less at lease inception, the Company will recognize the lease payments in profit or loss on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for these payments is incurred.

ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at lease commencement date based on the present value of lease payments over the respective lease term. Lease expense is recognized on a straight-line basis over the lease term. Repayments of the principal portion of the finance lease liabilities are classified within financing activities.

Certain of the Company’s operating lease agreements include rental payments that are adjusted periodically for inflationary changes. Payments due to changes in inflationary adjustments are included within variable rent expense, which is accounted for separately from periodic straight-line lease expense.

Certain of the Company’s leases provide options to extend the terms of the agreements. Generally, renewal periods are excluded from minimum lease payments when calculating the lease liabilities as, for most leases, the Company does not consider exercise of such options to be reasonably certain. Unless a renewal option is considered reasonably assured, the optional terms and related payments are not included within the lease liability. For those leases for which renewal periods are included in calculating minimum lease liabilities, any adjustments resulting from changes in circumstances which result in the renewal options no longer being reasonably certain are accounted for as changes in estimates. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The implicit rate within the Company’s lease agreements is generally not determinable. As such, the Company uses the incremental borrowing rate (“IBR”) to determine the present value of lease payments at the commencement of the lease. The IBR is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

When the Company decides to abandon a leased property before the expiration of the lease term, management assesses whether such property will be subleased. If it is determined that subleasing the property for the remaining lease term is reasonable, management estimates the fair value of the sublease payments to be received and compares the estimated fair value to the ROU asset. To the extent the estimated fair value is less than the net book value of the ROU asset, the Company records a non-cash impairment charge for the difference, and the remaining ROU asset is recorded ratably over the remaining lease term. If it is determined that subleasing the property for the remaining lease term is not reasonable (e.g., the remaining lease term is too short to reasonably expect the property to be subleased), amortization of the net book value of the ROU asset is accelerated and recognized as expense ratably from the decision date to the date the Company ceases use of the property.

Advertising Costs

Advertising costs are expensed in the period in which they are incurred and are reflected in general and administrative expense on the Consolidated Statements of Operations. Advertising expense was $0.8 million and $0.3 million for the years ended December 31, 2022 and 2021, respectively.

Net Income (Loss) Per Share

Basic income (loss) per share available to common stockholders is calculated using the weighted average number of common shares outstanding during the applicable period. Diluted net income (loss) per share available to common stockholders is calculated using the weighted average number of common shares outstanding plus the number of dilutive potential common shares outstanding during the applicable period. Dilutive potential common shares consist of the incremental common shares (i) issuable upon the vesting of outstanding restricted stock units and the exercise of outstanding stock options using the treasury stock method and (ii) issuable for non-participating preferred stock using the if-converted method. Our warrants and some of our preferred stock are considered participating securities pursuant to the two-class method. Dilutive potential common shares are excluded from the calculation of diluted net income (loss) per share available to common stockholders if their effect is antidilutive. The following potential common shares were excluded from the calculation of diluted net income (loss) per share available to common stockholders because their effect would have been antidilutive:

	Years Ended December 31,
(in thousands)	2022	2021
Restricted stock units	196	65
Warrants	20,552	21,097
Stock options	48,986	34,740
Preferred stock	21,677	1,565
Convertible notes payable	24,847	43,832
Total	116,258	101,299

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning January 1, 2023. The Company does not believe the potential impact of the new guidance and related codification improvements will be material to its financial position, results of operations and cash flows.

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective for the Company as of January 1, 2024. Early adoption is permitted. Management is currently evaluating the effect of the adoption of ASU 2020-06 on the consolidated financial statements, but currently does not believe ASU 2020-06 will have a significant impact on the Company’s accounting as it no longer has convertible debt as of December 31, 2022. The Company will continue to monitor relevant accounting pronouncements.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 is designed to improve comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. ASU 2021-08 is effective for the Company beginning January 1, 2023 using a prospective application.

Reclassification

Certain amounts included in prior year financial statements have been reclassified to conform to the current year presentation. These reclassifications did not have a material impact on the Company’s previously reported financial statements.

Note 3 Fair value measurements

Recurring Fair Value Measurements

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis:

	December 31, 2022			December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Marketable securities (Note 5)	$6,757			$9,619
Liabilities:
Derivative liabilities (Note 11)		$6,521			$-
Contingent consideration			$-			$-

The Company has a contingent consideration liability of $3.5 million as of December 31, 2022 related to the Company’s acquisition of EV Group Holdings LLC (see Note 6, Business combinations), and its settlement is expected to occur in the first quarter of 2023. The contingency was based on the Company's average share price for the month ending December 31, 2022, and, as a result, the Company was able to determine that the average share price for the month ending December 31, 2022 will result in the Company issuing additional shares of common stock to the sellers. The contingent consideration liability is reflected in accrued liabilities on the consolidated balance sheet, and the remeasurement is reflected in other income (expense), net on the consolidated statement of operations.

Nonrecurring Fair Value Measurements

The Company also has investments in non-marketable securities, which are primarily equity securities in a non-public company that do not have readily determinable fair values. Such investments are initially recorded at cost and adjusted to fair value on a nonrecurring basis through earnings for observable price changes in orderly transactions for identical or similar transactions of the same company (Level 2 of GAAP fair value hierarchy). Historical adjustments have not been material. The carrying amount of these equity securities is $0.2 million and $0.1 million as of December 31, 2022 and 2021, respectively, and is included in non-marketable securities on the consolidated balance sheet. Increases in the fair value of the non-marketable securities were $0.1 million and $0.0 million for the years ended December 31, 2022 and 2021, respectively, and are reflected in income (loss) from investments, net, on the consolidated statement of operations.

Note 4 Revenue

Nature of Goods and Services

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

The amount of consideration the Company receives and revenue it recognizes is fixed based upon contractually agreed upon rates. The Company recognizes revenue at a point in time when the voice, data and SMS are routed and the performance obligations are satisfied.

Contract Balances

The following table provides information about receivables, costs in excess of billing, and deferred revenue from contracts with customers. Accounts receivable in the table below represent receivables that are generated from contracts with customers.

(in thousands)	2022	2021
Receivables included in “Accounts receivable net of allowances”	$72,405	$73,334
Cost in excess of billings	6,090	4,812
Deferred revenue - current	13,741	7,018

Changes in Contract Balances

The timing of revenue recognition, billings and cash collections results in accounts receivable, and customer advances and unearned revenue on the Company’s consolidated balance sheets. At times, the Company receives advance payments or deposits from its customers before revenue is recognized, resulting in contract liabilities. The contract liabilities primarily relate to the advance consideration received from customers on certain contracts. For these contracts, revenue is recognized in a manner that is consistent with the satisfaction of the underlying performance obligations. The contract liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each respective reporting period within the deferred revenue line item.

Significant changes in the balance of contract liabilities during the period are as follows:

(in thousands)
Balance at December 31, 2021	$7,018
Revenue recognized during the period that was included in the beginning balance	(6,484)
Additions, net of revenue recognized during the period	13,207
Balance at December 31, 2022	$13,741

Disaggregation of Revenue

The following table presents the Company’s revenues disaggregated by segment:

	Years Ended December 31,
(in thousands)	2022	2021
Revenue:
Infrastructure	$105,523	$24,251
Telecommunications	592,310	452,767
Total	$697,833	$477,018

Note 5 Marketable securities and other investments

Our marketable securities are stated at fair value in accordance with ASC Topic 321, Investments-Equity Securities. Any changes in the fair value of the Company’s marketable securities are included in net income under the caption of income (loss) from investments, net on the consolidated statement of operations. The market value of the securities is determined using prices as reflected on an established market. Realized and unrealized gains and losses are determined on an average cost basis. The marketable securities are investments predominantly in shares of large publicly traded companies which are being invested until such time as the funds are needed for operations.

The fair value of these marketable securities is as follows:

(in thousands)	December 31, 2022	December 31, 2021
Brokerage Account	$6,757	$9,588
Other Securities	-	31
Total Fair Value	$6,757	$9,619

During 2022, the Company recognized net losses of $0.8 million, on marketable securities and other investments which included $0.2 million of realized losses and $0.7 million of unrealized losses on marketable securities, offset by $0.1 million mark to market gain on non-marketable securities. During 2021, the Company recognized net gains of $3.3 million, which included $0.9 million of unrealized losses and $4.2 million of realized gains. Changes in the fair value of the marketable securities are reflected in income (loss) from investments, net, on the consolidated statement of operations.

Note 6 Business combinations

EV Group Holdings LLC

Charge Infrastructure, Inc. entered into an agreement and plan of merger dated January 14, 2022 with the members of EV Depot pursuant to which the Company agreed to purchase all the issued and outstanding units of EV Depot for an aggregate purchase price of $18.8 million (the “EV Depot Acquisition”). $17.5 million of the aggregate purchase price payable to the shareholders of EV Depot payable through the issuance of 5,201,863 shares of common stock. The EV Depot Acquisition agreement provides protection to the sellers, such that if the average price of Charge’s common stock for the month ending December 31, 2022 is less than the per share price of Charge’s common stock determined at closing, the Company will increase the number of shares of common stock issued. The Company recorded this as a contingent consideration liability at the acquisition date, and its balance was $3.5 million as of December 31, 2022 (see Note 3 Fair value measurements). The EV Depot Acquisition agreement also provides the Company with gross margin protection, such that if the 2022 gross margin of EV Depot falls below target levels, the Company will reduce the number of shares of common stock to be issued to EV Depot. The Company recorded this as a contingent consideration asset at the acquisition date, and its balance was $0.8 million as of December 31, 2022. The contingent consideration matter is expected to be settled in the first quarter of 2023. The EV Depot Acquisition closed on January 14, 2022. The Company analyzed the EV Depot Acquisition under applicable guidance and determined that it should be accounted for as a business combination.

The following tables summarize the total consideration as well as the final fair values of the net assets acquired and liabilities assumed as of the acquisition date:

(in thousands, except shares)	Preliminary Estimates	Measurement Period Adjustments	Final
Cash	$1,231	$-	$1,231
Accrued expenses	19	-	19
Contingent consideration liability, net of $72 contingent consideration asset	7	-	7
Common stock (5,201,863 shares)	17,530	-	17,530
Total consideration	$18,787	$-	$18,787

Fair values of identifiable net assets and liabilities (in thousands):
Assets:
Cash	$104	$-	$104
Deposits, prepaids, and other current assets, net	5	-	5
Non-current assets	391	-	391
Operating lease right-of-use asset	2,017	479	2,496
Goodwill	18,498	(11,768)	6,730
Intangible Assets, net	-	15,921	15,921
Total assets	21,015	4,632	25,647
Liabilities:
Accrued liabilities	44	-	44
Deferred revenue	167	-	167
Operating lease liability	2,017	-	2,017
Deferred tax liability	-	4,632	4,632
Total liabilities	2,228	4,632	6,860
Total fair value of identifiable net assets and liabilities	$18,787	$-	$18,787

Management believes that this acquisition provides the Company with an opportunity to benefit from customer relationships, technical knowledge, and trade secrets. The goodwill is not deductible for income tax purposes.

The measurement period adjustments related to the establishment of a customer relationship intangible asset of $11.3 million (estimated useful life of 15 years), a non-compete agreement intangible asset of $3.6 million (estimated useful life of 4 years), an off-market favorable leases intangible asset of $1.0 million (estimated useful life of 1 year), an operating lease right-of-use asset of $0.5 million, and the related deferred tax liabilities.

The inclusion of the EV Depot acquisition in our consolidated financial statements is not deemed material with respect to the requirement to provide pro-forma results of operations. As such, pro-forma information is not presented.

B W Electrical Services LLC

Our wholly owned subsidiary, Charge Infrastructure Holdings Inc. formerly, Charge Infrastructure, Inc., entered into a unit purchase agreement dated December 22, 2021 with the members of BW pursuant to which the Company agreed to purchase all the issued and outstanding units of BW for an aggregate purchase price of $18.0 million (the “BW Acquisition”). Approximately $4.5 million of the aggregate purchase price payable to the shareholders of BW was payable settled the issuance of 1,285,714 shares of common stock. The BW Acquisition closed on December 27, 2021. The Company analyzed the BW Acquisition under applicable guidance and determined that it should be accounted for as a business combination.

The following tables summarize the total consideration as well as the final fair values of the net assets acquired, and liabilities assumed as of the acquisition date:

(in thousands, except shares)	Preliminary Estimates	Measurement Period Adjustments	Final
Cash	$13,500	$2,450	$15,950
Common stock (1,285,714 shares)	4,539	-	4,539
Total consideration	$18,039	$2,450	$20,489

Fair values of identifiable net assets and liabilities (in thousands):
Assets:
Cash	$3,068	$-	$3,068
Accounts receivable	7,033	-	7,033
Deposits, prepaids, and other current assets, net	93	-	93
Investments in marketable securities	2,280	-	2,280
Cost in excess of billings	970	-	970
Property, plant, and equipment	105	-	105
Operating lease right-of-use asset	1,071	-	1,071
Goodwill	11,730	(11,578)	152
Intangible Assets, net	-	11,569	11,569
Total assets	26,350	(9)	26,341
Liabilities:
Accounts payable	1,306	-	1,306
Accrued liabilities	1,663	(459)	1,204
Deferred revenue	2,271	-	2,271
Operating lease liability	1,071	-	1,071
Notes payable	2,000	(2,000)	-
Total liabilities	8,311	(2,459)	5,852
Total fair value of identifiable net assets and liabilities	$18,039	$2,450	$20,489

Management believes that this acquisition provides the Company with an opportunity to benefit from customer relationships, technical knowledge, and trade secrets. The goodwill is deductible for income tax purposes.

The gross contractual amount of accounts receivable, including cost in excess of billings, as of the acquisition date has been substantially collected as of December 31, 2022.

The measurement period adjustments related to the establishment of a customer relationship intangible asset of $7.6 million (estimated useful life of 15 years), a contract backlog intangible asset of $3.3 million (estimated useful life of 3 years), a brand intangible asset of $0.6 million (estimated useful life of 15 years), and a non-compete agreement intangible asset of $0.1 million (estimated useful life of 4 years). In addition, the Company reimbursed the shareholders of BW $2.0 million for a loan from the Small Business Administration (see Note 10 Debt for additional information) and $0.5 million for the settlement of a pre-close pension plan liability.

The inclusion of the BW acquisition in our consolidated financial statements is not deemed material with respect to the requirement to provide pro-forma results of operations. As such, pro-forma information is not presented.

ANS

Charge Infrastructure Inc. entered into a securities purchase agreement dated May 7, 2021 with the shareholders of ANS, pursuant to which the Company agreed to purchase all the issued and outstanding shares of ANS for an aggregate purchase price of $19.8 million (the “ANS Acquisition”). Approximately $6.9 million of the aggregate purchase price payable to the shareholders of ANS was settled through the issuance of 2,395,105 shares of our Series B preferred stock. The acquisition closed on May 21, 2021. The Company analyzed the ANS Acquisition under applicable guidance and determined that it should be accounted for as a business combination.

The following tables summarize the total consideration as well as the final fair values of the net assets acquired and liabilities assumed as of the acquisition date:

(in thousands, except shares)	Preliminary Estimates	Measurement Period Adjustments	Final
Cash	$12,948	$363	$13,311
Series B preferred stock (2,395,105 shares)	6,850	-	6,850
Total consideration	$19,798	$363	$20,161

Fair values of identifiable net assets and liabilities (in thousands):
Assets:
Cash	$-	$-	$-
Accounts receivable	6,492	-	6,492
Inventory	171	-	171
Deposits and prepaids	512	-	512
Accrued revenue	1,620	-	1,620
Other current assets	2,289	-	2,289
Property, plant, and equipment	680	-	680
Finance lease asset	229	-	229
Operating lease right-of-use asset	603	-	603
Goodwill	13,418	(8,400)	5,018
Intangible Assets, net	-	11,925	11,925
Total assets	26,014	3,525	29,539
Liabilities:
Accounts payable	2,638	-	2,638
Accrued liabilities	1,014	135	1,149
Line of credit	1,785	-	1,785
Net deferred tax liability	-	3,027	3,027
Finance lease liability	176	-	176
Operating lease liability	603	-	603
Total liabilities	6,216	3,162	9,378
Total fair value of identifiable net assets and liabilities	$19,798	$363	$20,161

Management believes that this acquisition provides the Company with an opportunity to benefit from customer relationships, technical knowledge, and trade secrets. The goodwill is not deductible for income tax purposes.

The gross contractual amount of accounts receivable, including accrued revenue, as of the acquisition date has been substantially collected as of December 31, 2022.

The measurement period adjustments primarily related to the establishment of a customer relationship intangible asset (estimated useful life of 15 years) and related deferred tax liability.

The inclusion of the ANS acquisition in our consolidated financial statements is not deemed material with respect to the requirement to provide pro-forma results of operations. As such, pro-forma information is not presented.

Note 7 Goodwill and intangible assets

The following table presents goodwill by reportable segment:

(in thousands)	Infrastructure	Telecommunications	Total
Goodwill, gross, at December 31, 2020	$27,327	$549	$27,876
Additions	25,148	-	25,148
Measurement period adjustments	135	223	358
Goodwill, gross, at December 31, 2021	52,610	772	53,382
Addition	18,497	-	18,497
Measurement period adjustments	(31,880)	-	(31,880)
Goodwill, gross, at December 31, 2022	$39,227	$772	$39,999

Accumulated impairment at December 31, 2020	$(10,700)	$-	$(10,700)
Impairment	(16,627)	-	(16,627)
Accumulated impairment at December 31, 2021	(27,327)	-	(27,327)
Impairment	-	-	-
Accumulated impairment at December 31, 2022	$(27,327)	$-	$(27,327)

Goodwill, net, at December 31, 2021	$25,283	$772	$26,055
Goodwill, net, at December 31, 2022	$11,900	$772	$12,672

In the Telecommunications segment, the 2021 measurement period adjustment was a final measurement period adjustment related to the October 2020 acquisition of PTGi.

In the Infrastructure segment, the 2021 additions related to the acquisitions of ANS and BW, and the 2022 addition related to the acquisition of EV Depot. The 2021 measurement period adjustment related to the acquisition of ANS, and the 2022 measurement period adjustments related to the acquisitions of ANS, BW, and EV Depot (see Note 6, Business combinations for additional information).

The 2021 impairment in the Infrastructure segment related to GetCharged. Based on changes in management’s focus related to this business, the Company determined a triggering event occurred and performed an impairment analysis, which resulted in the recording of an impairment for the remaining balance of goodwill related to GetCharged.

Methodology - PTGi, ANS and BW Reporting Units

During the fourth quarter of 2022, the Company completed a qualitative impairment assessment for goodwill attributable to its PTGi, ANS and BW reporting units and determined it was more likely than not that the fair value of the reporting units exceeded their respective carrying amounts. Accordingly, no quantitative impairment assessment was conducted and no goodwill impairment loss was recognized.

Methodology - EV Depot Reporting Unit

The Company uses an income approach in calculating the fair value of the goodwill attributable to the Infrastructure segment. This approach utilizes a discounted cash flow method by projecting the segment’s income over a specified time period and capitalizing at an appropriate market rate to arrive an indication of the most probable selling price. Potential impairment is identified by comparing the fair value of the reporting unit to its carrying value, including goodwill. Cash flow projections for the reporting unit include significant judgments and assumptions relating to projected operating profit margin, including revenue and expense growth rates and the discount rate. Management believes this approach is commonly used and is an appropriate methodology for valuing the Company. Factors contributing to the determination of the Company’s operating performance include historical performance and/or management’s estimates of future performance.

Assumptions and Results - EV Depot

Estimates and Assumptions
Fourth Quarter 2022
Discount Rate	15.5%
Forecasted revenue growth rates	3% to 42%
Terminal value growth rate	3%

As a result of this impairment assessment, the Company determined that the fair value of the EV Depot reporting unit was greater than the amount reflected in the balance sheet and, accordingly, no impairment was recorded.

The Company believes it has made reasonable estimates and assumptions to calculate the fair value of its goodwill attributable to the EV Depot reporting unit. If actual market conditions are less favorable than those projected by the Company, or if events occur or circumstances change that would reduce the fair value of the Company’s goodwill below the amount reflected in the consolidated balance sheet, the Company may be required to conduct an interim test and possibly recognize impairment charges, which may be material, in future periods.

The following is included in intangible assets, net on the consolidated balance sheet:

	December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$30,849	$(2,489)	$28,360
Backlog	3,322	(1,107)	2,215
Non-compete agreements	3,729	(895)	2,834
Off-market favorable leases	955	(955)	-
Brand	560	(37)	523
Total	$39,415	$(5,483)	$33,932

The intangible assets were measurement period adjustments to goodwill (see Note 6, Business combinations for additional information). For EV Depot and BW, intangible assets were recorded in the fourth quarter of 2022 along with amortization expense of $2.5 million and $1.7 million, respectively, upon finalization of purchase accounting. For ANS, intangible assets were recorded in the second quarter of 2022 along with amortization expense of $0.9 million upon finalization of purchase accounting. Amortization expense of $5.5 million is included within depreciation and amortization expense for the year ended December 31, 2022.

Estimated future amortization expense is as follows:

(in thousands)
2023	$4,134
2024	4,134
2025	3,026
2026	2,132
2027	2,094
Thereafter	18,412
Total	$33,932

Intangible assets are being amortized on a straight-line basis. The weighted average amortization periods for intangible assets are as follows: 15 years for customer relationships, 3 years for backlog, 4 years for non-compete agreements, 1 year for off-market favorable leases, 15 years for brand, and 12.7 years for total definite-lived intangible assets.

Note 8 Property, plant, and equipment

Property, plant and equipment consisted of the following:

(in thousands)	December 31, 2022	December 31, 2021
Equipment	$5,214	$5,924
Computer hardware	468	468
Computer software	37	37
Furniture and fixtures	112	106
Vehicles	2,794	2,831
Leasehold improvements	6	6
	8,631	9,372
Less: accumulated depreciation	(7,899)	(7,360)
Property, plant, and equipment, net	$732	$2,012

Depreciation expense was $0.9 million and $0.5 million for the years ended December 31, 2022 and 2021, respectively.

Note 9 Related party

During 2022, the Company entered into a Special Advisor Agreement with KORR Acquisitions Group, Inc., a stockholder of the Company. The agreement includes an upfront payment of $0.5 million and an annual advisory fee of $0.3 million. Mr. Orr, the former Chairman of the Company, has sole voting and dispositive power over the shares held by KORR Acquisitions Group, Inc and its affiliates.

During 2021, the Company paid $0.3 million to KORR Acquisitions Group, Inc. related to successful acquisition efforts.

During 2021, the Company granted Mr. Deutsch, a Board member of the Company, options to acquire 1,500,000 shares of common stock, at an exercise price of $2.00, for services rendered related to financial consulting.

Note 10 Debt

Long-term debt was comprised of the following as of:

(in thousands)	December 31, 2022	December 31, 2021
Convertible Notes Payable
Issued on May 8, 2020	$-	$3,000
Issued on November 3, 2020	-	3,889
Issued on May 19, 2021	-	5,610
Issued on April 30, 2021	-	66
Total Face Value of Convertible Notes Payable	-	12,565
Less: Unamortized Discount	-	(5,389)
Net Carrying Value of Convertible Notes Payable	-	7,176
Line of Credit
ANS Line of Credit	5,024	1,898
Total Line of Credit	5,024	1,898
Notes Payable
Paycheck Protection Program	-	2,000
Issued on May 19, 2021	11,860	11,860
Issued on December 17, 2021	15,926	15,926
Total Face Value of Notes Payable	27,786	29,786
Less: Unamortized Discount	(3,630)	(3,699)
Net Carrying Value of Notes Payable	24,156	26,087
Total debt before deferred financing costs	29,180	35,161
Current amount of Convertible Notes Payable	-	2,700
Current amount of Notes Payable	24,156	-
Current amount of Line of Credit	5,024	1,898
Total current portion of long-term debt	29,180	4,598
Total long-term debt, net of current portion	$-	$30,563

Convertible notes payable

May 2020 Financing

On May 8, 2020, the Company entered into a securities purchase agreement with certain institutional investors (collectively, the “May 2020 Investors”) pursuant to which the Company issued convertible notes in an aggregate principal amount of $3.0 million for an aggregate purchase price of $2.7 million (the “May 2020 Convertible Notes”). In connection with the issuance of the May 2020 Convertible Notes, the Company issued to the May 2020 Investors warrants to purchase an aggregate of 7,600,000 shares of common stock (collectively, the “Warrants”) and 7.5 shares of series G convertible preferred stock (the “Series G Preferred Stock”). The May 2020 Convertible Notes’ maturity date of May 8, 2021, was extended to May 8, 2023, unless earlier converted. The May 2020 Convertible Notes accrued interest at a rate of 8% per annum, subject to increase to 20% per annum upon and during the occurrence of an event of default. Interest was payable in cash on a quarterly basis beginning on December 31, 2020. The May 2020 Convertible Notes were convertible at any time, at the holder’s option, into shares of the Company’s common stock at an initial conversion price of $0.25 per share, subject to certain beneficial ownership limitations (with a maximum ownership limit of 9.99%) and subject to a decrease in the conversion price to the greater of (i) $0.01 or (ii) 75% of the volume-weighted average price (“VWAP”) of the common stock for the immediately preceding five (5) Trading Days on the date of conversion. The conversion price was also subject to adjustment due to certain events, including stock dividends, and stock splits. The May 2020 Convertible Notes were able to be redeemed by the Company, in its sole discretion, in an amount equal to 110% of the principal amount, interest and any other amounts owed under the May 2020 Convertible Notes, subject to certain limitations.

November 2020 Financing

On November 3, 2020, the Company entered into a securities purchase agreement with funds affiliated with Arena Investors LP (the “November 2020 Investors”) pursuant to which it issued convertible notes in an aggregate principal amount of $3.9 million for an aggregate purchase price of $3.5 million (the “November 2020 Convertible Notes”). In connection with the issuance of the November 2020 Convertible Notes, the Company issued to the November 2020 Investors 903,226 shares of common stock. The November 2020 Convertible Notes were convertible at any time, at the holder’s option, into shares of the Company’s common stock at a conversion price of $0.25 per share. The November 2020 Convertible Notes’ maturity was extended from November 3, 2023, to November 3, 2024. The November 2020 Convertible Notes accrued interest at a rate of 8% per annum.

May 2021 Financing

On May 19, 2021, the Company entered into a securities purchase agreement with funds affiliated with Arena Investors LP (the “May 2021 Investors”) pursuant to which it issued convertible notes in an aggregate principal amount of $5.6 million for an aggregate purchase price of $5.0 million (collectively, the “May 2021 Convertible Notes” and together with the May 2020 Convertible Notes and the November 2020 Convertible Notes, the “Convertible Notes”). In connection with the issuance of the May 2021 Convertible Notes, the Company issued to the May 2021 Investors warrants to acquire 1,870,000 shares of common stock. The May 2021 Convertible Notes were convertible at any time, at the holder’s option, into shares of the Company’s common stock at a conversion price of $3.00 per share. The May 2021 Convertible Notes were due to mature on May 19, 2024. The May 2021 Convertible Notes accrued interest at a rate of 8% per annum.

Conversion of Convertible Notes to Preferred Stock

In the second quarter of 2022, the Convertible Notes were exchanged for 1,177,023 shares of Series D preferred stock (“Series D Preferred Stock”). As a result of this exchange, the Company has no Convertible Notes Payable outstanding at December 31, 2022. Refer to Note 14, Equity, for additional information.

April 30, 2020 Sutton Global Note

On April 30, 2020, the former CEO converted his payable into a convertible note with a face value of $0.3 million (the “April 2020 Convertible Note”). The April 2020 Convertible Note had a coupon rate of 6% and a maturity date of December 31, 2021. The April 2020 Convertible note was convertible at a rate of $.0005 per share. Since the April 2020 Convertible Note added a conversion option, it resulted in a debt modification requiring the Company to record a loss on modification of debt in the amount of $0.1 million. On March 25, 2021, Sutton Global Associates converted $0.2 million in principal plus accrued interest into 644,499 shares of the Company common stock. The remaining balance of the April 2020 Convertible note was subsequently sold to an unrelated party and converted into 319,950 shares of the Company common stock.

The Company has accounted for all Convertible Notes payable as a financing transaction, wherein the net proceeds that were received were allocated to the financial instrument issued. Prior to making the accounting allocation, the Company evaluated the Convertible Notes under ASC 815, which generally requires the analysis of embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. None of the terms and features embedded in the notes required bifurcation and liability classification.

The Company analyzed the detachable warrants under ASC 480 and ASC 815. The warrants did not fall under the guidance of ASC 480. After analyzing the warrants under ASC 815, it was determined that the warrants met all of the requirements for equity classification under guidance of ASC 815-40-25-1 through 6.

Convertible notes payable, related parties

The Company did not have any outstanding convertible notes payable to related parties as of December 31, 2022 and December 31, 2021. Interest expense and amortization of debt discount for the year ended December 31, 2021 was approximately $0.1 million in the aggregate.

KORR Value Financing

In May and June 2020, the Company entered into a securities purchase agreement with KORR Value LP, an entity controlled by Kenneth Orr, who was the Company’s Executive Chairman at that time, pursuant to which the Company issued convertible notes in an aggregate principal amount of $0.6 million for an aggregate purchase price of $0.5 million (collectively, the “KORR Notes”). In connection with the issuance of the KORR Notes, the Company issued to KORR Value LP warrants to purchase an aggregate of 1,151,515 shares of common stock (collectively, the “KORR Warrants”). On August 27, 2020, KORR Notes totaling approximately $0.3 million and 658,667 warrants were assigned to an unrelated party.

On March 15, 2021, KORR Value LP converted approximately $0.3 million in principal plus accrued interest on the KORR Notes into 1,115,638 shares of the Company’s common stock.

9 Madison Inc. Financing

On September 2, 2020, the Company entered into a securities purchase agreement with 9 Madison, Inc. (“9 Madison”), an entity controlled by Andrew Fox, the Company’s CEO, pursuant to which the Company issued a convertible note in the amount of $0.1 million for an aggregate purchase price of $0.1 million (the “Madison Notes”). The Madison Notes were convertible at the holder’s option at a conversion price of $0.25 per share. In connection with the issuance of the Madison Notes, the Company issued to 9 Madison warrants to purchase an aggregate of 440,000 shares of common stock.

On March 15, 2021, 9 Madison converted approximately $0.1 million in principal plus accrued interest on the Madison Notes into 458,709 shares of the Company’s common stock.

Line of credit

Nextridge and ANS have a revolving $8.0 million line of credit (the “ANS Line of Credit”) available with a bank, collateralized by all the assets of Nextridge and ANS. Interest is payable monthly at the Wall Street Journal prime rate (7.50% and 3.25% at December 31, 2022 and 2021, respectively). As of December 31, 2022 and 2021, the Company had outstanding balances of $5.0 million and $1.9 million, respectively, on this ANS Line of Credit.

On October 25, 2022, Nextridge and ANS renewed the line of credit increasing the availability from $4.0 million to $8.0 million. Borrowings under the line of credit will bear interest at a floating rate at the Wall Street Journal prime rate with a floor of 5%. Advances under the line of credit are limited to 70% and 50% of Nextridge and ANS’ eligible accounts receivable and work in progress, respectively. At each fiscal year end, Nextridge and ANS must maintain a minimum debt service coverage ratio of 1.2:1 and maximum debt/tangible net worth ratio of 3:1. The outstanding balance on the line of credit is payable upon demand by the bank. In addition to the security interest in the assets of Nextridge and ANS, the line of credit is guaranteed by the Company and Charge Infrastructure Holdings, Inc., the parent of Nextridge and ANS and a subsidiary of the Company.

On November 18, 2022, Nextridge and ANS renewed a $750,000 equipment and vehicle line of credit available with a bank. Interest is payable monthly at the Wall Street Journal prime rate. On December 1, 2023, the line will convert to a term loan with the then five year Federal Home Loan Bank rate + 2.5% and have a five year term with a five year amortization. There are no financial commitments or covenants on the line of credit. As of December 31, 2022, the Company had an outstanding balance of $0 on this line of credit.

BW has a revolving $3.0 million line of credit (the “BW Line of Credit”) available with a bank, collateralized by all the assets of BW. Interest is payable monthly at the Wall Street Journal prime rate (7.50% and 3.25% at December 31, 2022 and 2021, respectively). On May 26, 2022, BW renewed the facility with substantially the same terms and an expiration of August 1, 2023.

Advances under the line of credit are limited to 75% of BW’s eligible accounts receivable. At all times during the loan term BW is required to maintain a minimum increase in the net retained earnings of $0.2 million tested annually and maintain a maximum seller funded debt to EBIDA of 2.0x tested semi-annually on a trailing twelve month basis beginning with the period ended June 30, 2022. In addition to the security interest in the assets of BW, the line of credit is guaranteed by the Company and Charge Infrastructure Holdings, Inc., the parent of BW and a subsidiary of the Company. As of December 31, 2022 and 2021, the Company had no outstanding balance on the BW Line of Credit.

Notes payable

Prior to our acquisition, BW was approved for a Paycheck Protection Program loan on February 10, 2021 from the Small Business Administration (“SBA”) in the amount of $2.0 million. In the second quarter of 2022, the loan was forgiven by the SBA. Although the loan was forgiven by the SBA, per our purchase agreement with the sellers of BW in December 2021, if such an event occurred, the Company is obligated to reimburse the SBA loan of $2.0 million to such sellers. As such, the $2.0 million SBA loan was reimbursed to the sellers of BW during the third quarter of 2022.

On May 19, 2021, the Company entered into a securities purchase agreement with funds affiliated with Arena Investors LP (the “May 2021 Investors”) pursuant to which it issued notes payable in an aggregate face value (includes 7.5% premium and 10% original issue discount) of $11.8 million for an aggregate purchase price of $10.0 million (the “May 2021 Notes”). The May 2021 Notes have a coupon of 8% and an 18-month term. The May 2021 Notes’ original maturity date of November 19, 2022 was extended to November 19, 2023.

On December 17, 2021, the Company entered into a securities purchase agreement with funds affiliated with Arena Investors LP (the “December 2021 Investors”) pursuant to which it issued a note payable in an aggregated face value of $15.9 million for an aggregate purchase price of $13.3 million (collectively, the “December 2021 Notes” and together with the May 2021 Notes, the “Notes”). The December 2021 Notes have a coupon of 7.5% and a 23-month term. The December 2021 Notes mature on November 19, 2023.

Interest Expense

The components of interest expense are as follows:

	Years Ended December 31,
(in thousands)	2022	2021
Interest expense	$(2,559)	$(1,458)
Amortization of debt issue costs	-	(10)
Amortization of debt discount	(9,346)	(3,056)
Amortization of debt discount, related party	-	(95)
Total net interest expense	$(11,905)	$(4,619)

Aggregate Principal Maturities

The minimum aggregate principal maturities of the Company’s outstanding debt are as follows:

(in thousands)	Line of Credit	Notes Payable	Total
Years ended December 31:
2023	$5,024	$27,786	$32,810
2024	-	-	-
2025	-	-	-
2026	-	-	-
2027	-	-	-
Thereafter	-	-	-
Total	$5,024	$27,786	$32,810

Note 11 Derivative liabilities

The Company does not use financial derivative instruments to manage risk. In June 2022, the Company exchanged the outstanding convertible debt for Series D preferred stock (“Series D Preferred Stock”). Concurrently, the warrants that were granted along with the original convertible debt were amended to provide, at the holders’ choice, the option to exercise for a to-be-issued class of preferred stock, which are convertible into the same number of shares of common stock as would have been issued upon exercise of such warrants under the original terms. This amendment caused the instruments to be treated as a derivative liability beginning on June 30, 2022. The warrants were reclassified from equity to a derivative liability and measured at fair value using a Black Scholes model (Level 2 of GAAP fair value hierarchy), which included inputs for exercise price, stock price, term to expiration, volatility, and interest rate. The impact was a derivative liability of approximately $40.4 million and a deemed dividend of approximately $32.8 million. This derivative liability is revalued on a recurring basis with changes in the fair value of the derivative recorded through the consolidated statement of operations.

The Company recorded a derivative liability in 2020 related to convertible debt that contained certain cash true up provisions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. The terms and features included a cash true-up obligation in certain circumstances. No cash payment was triggered, the true up provision expired on June 1, 2021, and the derivative balance was reclassified to additional paid-in-capital in the second quarter of 2021.

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing reflected on the change in fair value of derivative liabilities line:

	Years Ended December 31,
(in thousands)	2022	2021
Derivative liability balance at January 1	$-	$750
Reclassification of derivative to Additional Paid in Capital	-	(750)
Reclassification of warrants to derivative liability	40,442	-
Change in fair value of derivative liabilities	(33,921)	-
Derivative liability balance at December 31	$6,521	$-

Note 12 Leases

The components of lease cost were as follows:

	Years Ended December 31,
(in thousands)	2022	2021
Lease Cost
Finance lease cost:
Amortization of right-of-use assets	$207	$139
Interest on lease liabilities	46	58
Total finance lease cost	253	197

Operating lease cost	1,647	71
Variable lease cost	838	-
Short-term lease cost	50	11
Total operating lease cost	2,535	82

Total lease cost	$2,788	$279

The remaining weighted-average lease term and the weighted-average discount rate were as follows:

	December 31, 2022	December 31, 2021
Weighted Average Remaining Lease Term
Operating leases	2.1 years	6.3 years
Finance leases	2.7 years	3.0 years

Weighted Average Discount Rate
Operating leases	3.4%	3.0%
Finance leases	9.0%	8.5%

Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
(in thousands)	2022	2021
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$2,470	$121
Operating cash flows from finance leases	29	26
Financing cash flows from finance leases	167	133

Right-of-use assets obtained in exchange for lease obligations
Operating leases:	$4,964	$1,558
Finance leases	47	270

The aggregate maturities of the Company’s lease liabilities as of December 31, 2022 are as follows:

(in thousands)	Operating Leases	Finance Leases	Total Leases
Years ended December 31:
2023	$1,727	$130	$1,857
2024	968	91	1,059
2025	773	71	844
2026	212	10	222
2027	164	-	164
Thereafter	155	-	155
Total future minimum lease payments	3,999	302	4,301
Less: imputed interest	(221)	(44)	(265)
Present value of lease liabilities	$3,778	$258	$4,036

Lease Revenue

The Company leases commercial properties under agreements that are classified as operating leases. The Company’s commercial property leases generally include minimum rents and do not include recoveries for property taxes and common area maintenance.

The Company’s rental revenues are earned from its EV Depot operations and are a component of Infrastructure revenues disclosed in Note 4, Revenue. The following table summarizes the components of rental revenue for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
(in thousands)	2022	2021
Revenue:
Fixed component	$4,792	$-
Variable component	-	-
Total	$4,792	$-

The following table summarizes the future rental payments to be received by the Company under non-cancelable leases:

(in thousands)	Amount
Years ended December 31:
2023	$2,828
2024	1,018
2025	770
2026	-
2027	-
Thereafter	-
Total	$4,616

Note 13 Reportable segments

The Company has two reportable operating segments - Infrastructure, and Telecommunications. The Company also has a Non-operating Corporate segment. All inter-segment revenues are eliminated.

Refer to Note 4, Revenue, for additional information on the Company’s revenue by segment. Summary information with respect to the Company’s income (loss) from operations is as follows:

	Years Ended December 31,
(in thousands)	2022	2021
Income (loss) from operations:
Infrastructure	$3,198	$586
Telecommunications	1,227	1,679
Non-operating corporate	(52,387)	(40,549)
Total	$(47,962)	$(38,284)

A reconciliation of the Company’s consolidated segment loss from operations to consolidated loss from operations before income taxes and net loss is as follows:

	Years Ended December 31,
(in thousands)	2022	2021
Loss from operations	$(47,962)	$(38,284)
Impairment loss	(797)	(18,116)
Income (loss) from investments, net	(789)	3,330
Change in fair value of derivative liabilities	33,921	-
Interest expense	(11,905)	(4,619)
Other income (expense), net	(2,482)	1,063
Foreign exchange adjustments	(60)	(334)
Total other income (expenses)	17,888	(18,676)
Loss from operations before income taxes	(30,074)	(56,960)
Income tax (expense) benefit	(275)	5,292
Net loss	$(30,349)	$(51,668)

	Years Ended December 31,
(in thousands)	2022	2021
Depreciation and amortization:
Infrastructure	$6,207	$331
Telecommunications	170	198
Total	$6,377	$529

	Years Ended December 31,
(in thousands)	2022	2021
Capital expenditures:
Infrastructure	$239	$1,355
Telecommunications	-	-
Total	$239	$1,355

	Years Ended December 31,
(in thousands)	2022	2021
Investments:
Infrastructure	$1,389	$2,280
Telecommunications	-	-
Non-operating corporate	5,604	7,439
Total	$6,993	$9,719

	Years Ended December 31,
(in thousands)	2022	2021
Assets:
Infrastructure	$97,292	$56,701
Telecommunications	57,234	73,659
Non-operating corporate	96,507	79,579
Eliminations	(82,579)	(66,329)
Total	$168,454	$143,610

Note 14 Equity

The Company has evaluated each series of preferred stock for proper classification under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. ASC 480 generally requires liability classification for financial instruments that are certain to be redeemed, as they represent obligations to purchase shares of stock or represent obligations to issue a variable number of common shares. Both Series B and Series C preferred stock are classified as liabilities within mezzanine equity on the consolidated balance sheet as of December 31, 2022. Series B preferred stock is classified as a liability within mezzanine equity on the consolidated balance sheet as of December 31, 2021.

The Company has 20,000,000 shares of preferred stock authorized with a par value of $0.0001.

Permanent Equity

Preferred Stock

Series A: On October 27, 2021, all 1,000,000 shares of Series A preferred stock were converted into 30,754,896 shares of common stock. As of December 31, 2022 and 2021, there were no shares of Series A preferred stock outstanding.

Series D: On June 30, 2022, the Company entered into an exchange agreement with funds affiliated with Arena Investors LP (“Arena Investors”) pursuant to which the Company issued 1,177,023 shares of Series D Preferred Stock. The Series D Preferred Stock was issued in exchange for the Convertible Notes. The total principal of the Convertible Notes was $12.5 million. The remaining unamortized discount as of June 30, 2022 of $4.3 million was fully amortized during the period ended June 30, 2022 and included in the amortization of debt discount on the consolidated statement of operations. As of December 31, 2022, there were 1,177,023 shares of Series D Preferred Stock issued and outstanding.

The Series D Preferred Stock has the following designations:

•	Convertible at the option of the holder into common stock at $0.4248 per share
•	The Series D liquidation preference is equal to $10.6191 per share
•	The holders are entitled to receive cumulative quarterly dividends at a fixed annual rate of 2.25% of the liquidation preference, or $0.23893 per share
•	No voting rights

In addition to the exchange of the Convertible Notes, the related 11.8 million outstanding warrants to purchase common stock were amended to allow the holder to exercise for a to-be-issued class of the Company’s preferred stock, which shall be convertible into the same number of shares of common stock as would have been issued upon exercise of such warrants under the original terms. This amendment caused the instruments to be treated as a derivative liability beginning on June 30, 2022. The transition to derivative accounting created a derivative liability of $40.4 million and a related deemed dividend of $32.8 million. Changes in the fair value of the derivative liability are marked to market through the consolidated statement of operations in the respective period.

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

On December 8, 2020, the Company entered into a Private Placement Agreement for the purchase of up to an aggregate $2.5 million of Charge’s common stock at $0.25 per share. In connection with this agreement, the Company issued 8,700,000 shares for an aggregate purchase price of $2.2 million. The shares were issued on January 15, 2021.

Mezzanine Equity

Preferred Stock

Series B: On May 21, 2021, the Company issued 2,395,105 shares as part of the acquisition of ANS at an aggregate purchase price of $6.9 million. On June 20, 2022, 2,155,594 shares were converted to 2,155,594 shares of common stock. On August 22, 2022, the remaining 239,511 shares were redeemed. As of December 31, 2022, there were no shares of Series B preferred stock issued and outstanding. As of December 31, 2021, there were 2,395,105 shares of Series B preferred stock issued and outstanding.

The Series B preferred stock had the following designations:

•	Convertible at the option of the holder
•	The holders are entitled to receive cumulative dividends at 4% per annum, payable quarterly on January 1, April 1, July 1, and October 1
•	1 preferred share is convertible to 1 common share
•	The Series B holders are entitled to receive liquidation in preference to the common holders or any other class or series of preferred stock
•	The Series B holders are entitled to vote together with the common holders as a single class
•	Mandatorily redeemable 180 days following the mandatory redemption date

The shares of Series B preferred stock were mandatorily redeemable and, therefore, were required to be classified as a liability in the mezzanine section on the consolidated balance sheet as of December 31, 2021.

Series C: On December 17, 2021, the Company entered into a securities purchase agreement with funds affiliated with Arena Investors LP pursuant to which the Company issued 2,370,370 shares of Series C preferred stock at an aggregate face value of $7.4 million for an aggregate purchase price of $6.7 million. In connection with the issuance of the Series C preferred stock, the Company also issued warrants to purchase 2,370,370 shares of the Company’s common stock. The Company has valued and recorded the beneficial conversion feature of the Series C preferred stock and the warrants resulting in a deemed dividend at the time of issuance.

On February 25, 2022, the Company entered into a securities purchase agreement with an affiliate of Island Capital Group LLC pursuant to which it issued 3,856,000 Series C preferred stock at an aggregate face value of $12.1 million for an aggregate purchase price of $10.8 million. The Company has valued and recorded the beneficial conversion feature of the Series C preferred stock resulting in a deemed dividend at the time of issuance. As of December 31, 2022 and 2021, there were 6,226,370 and 2,370,370 shares, respectively, of Series C preferred stock issued and outstanding.

The Series C preferred stock has the following designations:

•	Convertible at the option of the holder at a conversion price of $3.125 per share
•	The holders are entitled to receive cumulative dividends at 6% per annum, payable monthly
•	In the event of reorganization, this class of preferred will not be affected by any such capital reorganization
•	The Series C liquidation preference is equal to the stated value, plus any accrued and unpaid dividends
•	Change of control provision whereby the Series C preferred shareholders would receive their stated value before all other shareholders
•	No voting rights
•	Redemption features:

o	If the closing price exceeds 200% of the effective conversion price, the Company may force the conversion of preferred stock with 10 days written notice;
o	At any time after the original issue date, the Company has the option to redeem some or all the outstanding preferred stock for cash with 10 days written notice; and
o

On the third anniversary of the issue date, the holder may request redemption, at the Company’s option of cash or common stock, at the conversion price equal to the four-year redemption amount (a) 100% of the aggregate stated value then outstanding, (b) accrued but unpaid dividends, (c) additional cash consideration in order for the Purchasers to achieve a 20% internal rate of return, and (d) all liquidated damages and other amounts due in respect of the preferred stock

The Series C preferred stock provides that the Company shall redeem the preferred stock for cash or common stock at the Company’s option and, therefore, is not considered mandatorily redeemable. However, due to the change in control provision, the Series C preferred stock has liquidation preference and is deemed a liability and presented within mezzanine equity on the consolidated balance sheet as of December 31, 2022.

2020 Omnibus Equity Incentive Plan

On January 11, 2021, the Company’s Board of Directors and a majority of its stockholders adopted the 2020 Omnibus Equity Incentive Plan (the “2020 Plan”), as amended and restated as of May 7, 2021 and on December 23, 2021, with 75.0 million shares available for issuance. Under the 2020 Plan, the Company may grant stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, and other stock or cash-based awards to individuals who are employees, officers, non-employee directors or consultants of the Company. The vesting periods range from one to four years. As of December 31, 2022, approximately 34.6 million shares remain available for issuance under the 2020 Plan.

Non-Qualified Stock Option Agreement

On November 1, 2020, Transworld Holdings, Inc. granted 10.5 million in non-qualified stock options to the spouse of a key executive and current member of the Company’s Board of Directors for service in facilitating and completing the acquisition of PTGi. The stock options have an exercise price of $0.55, vest over a period of three years from the grant date and have a contractual term of 10 years. The grant date fair value of these stock options using the BSM valuation was $0.51 per share. These non-qualified stock options are separate from the 2020 Plan.

Restricted Stock Units

Restricted stock unit (“RSU”) activity is summarized as follows:

(in thousands except exercise price and contractual term)	Shares	Weighted Average Grant Date Fair Value
RSUs outstanding at December 31, 2021	241	$3.41
RSUs granted	405	2.26
RSUs released	(241)	3.41
RSUs forfeited	-	0.00
RSUs outstanding at December 31, 2022	405	$2.26
Weighted average remaining recognition period in years	3.5
Unamortized stock-based compensation expense	$778

Stock options

Stock option activity is summarized as follows:

(in thousands except exercise price and contractual term)	Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Term
Options outstanding at December 31, 2021	44,920	$1.78	-	-
Options granted	8,010	3.84	-	-
Options exercised	(634)	0.57	-	-
Options cancelled	(2,720)	3.08	-	-
Options outstanding at December 31, 2022	49,576	$2.06	$14,364	4.52 years
Options exercisable at December 31, 2022	24,626	$1.44	$10,713	4.49 years
Vested and expected to vest at December 31, 2022	49,576	$2.06	$14,364	4.52 years

The weighted-average grant date fair value of all options granted during the years ended December 31, 2022 and 2021 was $2.37 and $2.82, respectively. The total intrinsic value of stock options exercised during the year ended December 31, 2022 was $1.1 million. There were no stock options exercised during the year ended December 31, 2021. At December 31, 2022, there was $25.2 million of unrecognized stock-based compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 1.9 years.

The Company uses the following assumptions in its BSM valuation for stock options granted:

	Years Ended December 31,
	2022	2021
Weighted risk-free interest rate [1]	2.5%	0.4%
Weighted-average volatility [2]	257%	412%
Weighted expected dividend yield [3]	-%	-%
Weighted expected term (in years) [4]	4.2	3.4

1. Risk-free interest rate - Determined based on the U.S. Treasury yield in effect at the time of the grant for zero-coupon U.S. Treasury notes with remaining terms similar to the expected term of the options.

2. Expected volatility - Determined based on a blend of the Company’s historic stock price volatility and the historic volatility of a peer group of publicly traded companies.

3. Expected dividend yield - Determined to be zero as the Company has not and does not currently plan to issue dividends.

4. Expected term - Determined using the “simplified method” for estimating the expected option life, which is the midpoint of the weighted-average vesting period and contractual term of the option.

Warrants

Warrant activity is summarized as follows:

(in thousands except exercise price and contractual life)	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Warrants outstanding at January 1, 2021	19,845	$1.26	3.5 years
Issued	4,240	4.00	2.1 years
Exercised	-	-	N/A
Expired	-	-	N/A
Warrants outstanding at December 31, 2021	24,085	$1.74	3.0 years
Warrants exercisable at December 31, 2021	24,085	$1.74	3.0 years
Issued	2,000	8.50	2.8 years
Exercised	(8,183)	(1.59)	N/A
Expired	-	-	N/A
Warrants outstanding at December 31, 2022	17,902	$2.56	1.8 years
Warrants exercisable at December 31, 2022	17,902	$2.56	1.8 years

Recognized Non-Cash Stock-Based Compensation Expense

The following non-cash stock-based compensation expense, which is related primarily to options, is included in the stock-based compensation line item in the consolidated statements of operations:

	Years Ended December 31,
(in thousands)	2022	2021
Stock-based compensation	$35,449	$30,623
Income tax benefit (1)	276	2,408
After-tax stock-based compensation expense	$35,173	$28,215

(1) Amounts exclude impact from any stock-based compensation expense subject to Section 162(m) of the Internal Revenue Code, which is nondeductible for income tax purposes.

Note 15 Commitments, contingencies and concentration risk

Contingencies

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450, Contingencies. Litigation and Contingency accruals are based on our assessment, including advice of legal counsel, regarding the expected outcome of litigation or other dispute resolution proceedings. If the Company determines that an unfavorable outcome is probable and can be reasonably assessed, it establishes the necessary accruals. As of December 31, 2022 and 2021, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

Other Commitments

Indemnities

The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of December 31, 2022 and 2021, the Company was not aware of any material asserted or unasserted claims in connection with these indemnity obligations.

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

Concentration of Credit Risk

The Company maintains accounts with financial institutions. All cash in checking accounts is non-interest bearing and is fully insured by the FDIC up to a $250,000 limit. At times, cash balances may exceed the maximum coverage provided by the FDIC on insured depositor accounts. The Company believes it mitigates its risk by depositing its cash and cash equivalents with major financial institutions.

Major Customer Concentration

There were three customers whose individual accounts receivable represented 10% or more of the Company’s total accounts receivable and whose accounts receivable in aggregate accounted for approximately 46% of the Company’s total accounts receivable as of December 31, 2022. The Company had two customers whose accounts receivable individually represented 10% or more of the Company’s total accounts receivable and whose accounts receivable in aggregate accounted for approximately 25% of the Company’s total accounts receivable as of December 31, 2021.

The Company has two customers whose revenue individually represented 10% or more of the Company’s total revenue and whose revenue in aggregate accounted for approximately 36% of the Company’s total revenue for the twelve months ended December 31, 2022, respectively. The Company had three customers whose revenue individually represented 10% or more of the Company’s total revenue and in aggregate accounted for approximately 41% of the Company’s total revenue for the twelve months ended December 31, 2021.

Labor Concentration

One of our operating subsidiaries within Infrastructure sources direct labor from local unions, which have collective bargaining agreements expiring at various times over the next four years. Although the Company’s past experience has been favorable with respect to resolving conflicting demands with these unions, it is possible that contract negotiations are unsuccessful which could impact the renewal of the collective bargaining agreements and availability of personnel.

Note 16 Income taxes

The components of income tax expense (benefit) for the years ended December 31 were as follows:

	Years Ended December 31,
(in thousands)	2022	2021
Current:
Federal	$-	$-
State and local	965	37
Total	965	37
Deferred:
Federal	(334)	(5,403)
State and local	(356)	74
Total	(690)	(5,329)
Total income tax expense (benefit)	$275	$(5,292)

The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate for the years ended December 31:

	Years Ended December 31,
	2022	2021
U.S. statutory federal income tax rate	21.0%	21.0%
Change in valuation allowance	(36.9)	(1.3)
Convertible Debt	(4.1)	-
Derivative Expense	23.7	-
Incentive Stock Options	(1.2)	(3.8)
Deferred Consideration	(1.9)	-
Goodwill impairment	-	(6.2)
Vesting & Exercises	1.0	-
162m limitation	(2.2)	-
Other	(0.3)	(0.2)
Income tax rate	(0.9)%	9.5%

Deferred income taxes reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes.

Significant components of U.S. federal and state deferred tax assets and liabilities are as follows:

(in thousands)	December 31, 2022	December 31, 2021
Deferred tax assets:
Net operating loss carryforwards	$3,990	$4,916
Capital Loss Carryforward	64	-
Stock-based compensation expense	11,282	4,677
Allowance for bad debts	81	62
163 (j)Limitation	1,567	255
Fixed assets	618	406
Unrealized Gains/(loss)	441	197
Foreign exchange gains (losses)	12	-
Other	132	6
Total gross deferred tax assets	18,187	10,519
Less: valuation allowance	(13,278)	(4,920)
Net deferred tax assets	4,909	5,599
Deferred tax liabilities:
Goodwill	(3)	-
Intangible Asset	(6,295)	-
Foreign exchange gains (losses)	-	(19)
Total gross deferred tax liabilities	(6,298)	(19)
Net deferred tax assets (liabilities)	$(1,389)	$5,580

The following table presents the changes in the deferred tax asset valuation allowance for the periods indicated:

(in thousands)	Balance at Beginning of Year	Increase (Decrease) Charged (Credited) to Income Taxes (Benefit)	Balance at End of Year
Year ended
December 31, 2022	$4,920	$8,358	$13,278
December 31, 2021	3,769	1,151	4,920

Future utilization of net operating losses (“NOLs”) arising in tax years after December 31, 2017, are limited to eighty percent of taxable income and are allowed to be carried forward indefinitely. NOLs generated in 2017 and prior may carry forward 20 years (expiring in 2037). As of December 31, 2022 the Company has $0.2 million of NOLs generated prior to December 31, 2017 (expiring in 2037) and $18 million of NOLs generated after 2017. During tax year 2020, the Company underwent an ownership change as defined by Section 382 of the Internal Revenue Code and as such the NOLs will be subject to annual limitations. As of December 31, 2022, the Company’s full valuation allowance of $13.3 million related primarily to Federal NOL carryforwards and stock-based compensation deferred tax assets.  As of December 31, 2021, the Company’s valuation allowance of $4.9 million related primarily to Federal NOL carryforwards. The Company files U.S. federal and certain applicable U.S. state income tax returns. Management has reviewed and evaluated the relevant technical merits of each of its tax positions and determined that there are no uncertain tax positions that would have a material impact on these financial statements.

Note 17 Subsequent Events

Events occurring after December 31, 2022, and through the date that these consolidated financial statements were issued, were evaluated to ensure that any subsequent events that met the criteria for recognition have been included. No subsequent events have been identified.

