Form 10-Q
period 2023-03-31
Charge Enterprises, Inc.
filed 2023-05-10
CIK 1277250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Large accelerated filer	☐	Accelerated filer	☒
		Smaller reporting company	☐
Non-accelerated Filer	☐	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 28, 2023, a total of 212,849,281 shares of common stock, par value $0.0001 per share, were issued and outstanding.

CHARGE ENTERPRISES, INC.

Special Note Regarding Forward--Looking Statements

You should read this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ending December 31, 2022 (our “2022 Form 10-K”) completely and with the understanding that our actual future results, levels of activity, performance and achievements may be different from what we expect and that these differences may be material. We qualify all of our forward-looking statements by these cautionary statements.

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

Any forward-looking statement in this Form 10-Q reflects our current view with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our business, results of operations, industry, and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Form 10-Q in conjunction with our Annual Report on Form 10-K filed on March 15, 2023, and the documents that we reference herein and therein and have filed as exhibits hereto and thereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

ABBREVIATION GLOSSARY

Abbreviation	Definition	Abbreviation	Definition
ASU	Accounting Standards Update	MNO	Mobile Network Operators
CECL	Current Expected Credit Losses	NOL	Net Operating Loss
“Charge”, “Company” “we”, “our”, “us”	Charge Enterprises, Inc. and its subsidiaries on a consolidated basis	PCAOB	Public Company Accounting Oversight Board (United States)
EV	Electric Vehicle	RSUs	Restricted Stock Units
EVC	Electric Vehicle Charging	SEC	Securities and Exchange Commission
FASB	Financial Accountings Standards Board	SMS	Short Message Services
GAAP	Generally Accepted Accounting Principles in the United States of America	SOX	Sarbanes-Oxley Act of 2002
		SS7/C7	System Signaling #7

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Charge Enterprises, Inc.
Consolidated Balance Sheets
(Unaudited)

		December 31,
In thousands, except share and per share data	March 31, 2023	2022 (As Adjusted)
Assets
Current assets
Cash and cash equivalents	$36,493	$26,837
Restricted cash	886	886
Accounts receivable net of allowances of $210 in 2023 and $322 in 2022	75,204	72,405
Inventory	159	111
Deposits, prepaids and other current assets	2,258	3,187
Investments in marketable securities	6,548	6,757
Investments in non-marketable securities	236	236
Contract assets	11,009	6,090
Total current assets	132,793	116,509

Property, plant and equipment, net	697	732
Finance lease right-of-use asset	289	341
Operating lease right-of-use asset	3,590	4,028
Non-current assets	248	240
Goodwill	12,672	12,672
Intangible assets, net	32,899	33,932
Total Assets	183,188	168,454

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$80,571	$61,644
Accrued liabilities	5,674	11,121
Contract liabilities	18,043	13,741
Derivative liability	339	6,521
Finance lease liability	94	112
Operating lease liability	1,474	1,579
Current portion of long-term debt	25,146	29,180
Total current liabilities	131,341	123,898

Non-current liabilities
Finance lease liability, non-current	126	146
Operating lease liability, non-current	1,903	2,199
Net deferred tax liability	1,288	1,410
Total Liabilities	134,658	127,653

Mezzanine Equity
Series C Preferred Stock (6,226,370 shares issued and outstanding at March 31, 2023, and December 31, 2022)	16,572	16,572
Total Mezzanine Equity	16,572	16,572

Commitments, contingencies and concentration risk

Stockholders’ Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized;
Series D: 1,177,023 shares issued and outstanding at March 31, 2023, and December 31, 2022	-	-
Series E: 3,200,000 shares issued and outstanding at March 31, 2023	-	-
Common stock, $0.0001 par value; 750,000,000 shares authorized 212,849,281 and 206,844,580 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	21	20
Additional paid in capital	197,025	179,723
Accumulated other comprehensive income (loss)	-	-
Accumulated deficit	(165,088)	(155,514)
Total Stockholders’ Equity	31,958	24,229
Total Liabilities and Stockholders’ Equity	$183,188	$168,454

The accompanying notes are an integral part of these consolidated financial statements.

Charge Enterprises, Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended March 31,
In thousands, except per share data	2023	2022 (As Adjusted)
Revenues	$193,549	$162,978
Cost of sales	186,828	156,812
Gross profit	6,721	6,166

Operating expenses
Stock-based compensation	5,902	7,424
General and administrative	3,345	2,742
Salaries and related benefits	5,418	4,193
Professional fees	466	1,064
Depreciation and amortization expense	1,210	209
Total operating expenses	16,341	15,632

(Loss) from operations	(9,620)	(9,466)

Other income (expenses):
Income (loss) from investments, net	296	(170)
Change in fair value of derivative liabilities	1,376	-
Interest expense	(1,538)	(1,765)
Other income (expense), net	391	258
Foreign exchange adjustments	(7)	(256)
Total other income (expenses), net	518	(1,933)

(Loss) before income taxes	(9,102)	(11,399)

Income tax (expense) benefit	(110)	1,373

Net (loss)	$(9,212)	$(10,026)
Less: Deemed dividend	-	(3,856)
Less: Preferred dividends	(362)	(267)
Net (loss) available to common stockholders	$(9,574)	$(14,149)

Basic income (loss) per share available to common stockholders	$(0.05)	$(0.08)
Diluted income (loss) per share available to common stockholders	$(0.05)	$(0.08)

Weighted average number of shares outstanding, basic	207,060	188,409
Weighted average number of shares outstanding, diluted	207,060	188,409

The accompanying notes are an integral part of these consolidated financial statements.

Charge Enterprises, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
In thousands	2023	2022 (As Adjusted)
Net (loss)	$(9,212)	$(10,026)
Other comprehensive income (loss), net of tax
Foreign currency translation	-	-
Other comprehensive income (loss), net of tax	-	-
Comprehensive (loss)	$(9,212)	$(10,026)

The accompanying notes are an integral part of these consolidated financial statements.

Charge Enterprises, Inc.
Consolidated Statements of Stockholders' Equity
(Unaudited)

In thousands, except	Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-In Capital (As	Accumulated Other Comprehensive	Accumulated Deficit (As	Total (As
share data	Shares	Amount	Shares	Amount	Shares	Amount	Adjusted)	Income	Adjusted)	Adjusted)
Balance, December 31, 2021 (As Adjusted)	2,370,370	$-	184,266,934	$18	6,587,897	$1	$117,727	$(32)	$(103,366)	$14,348
Modified retrospective application of stock-based compensation accounting as of January 1, 2022	-	-	-	-	-	-	(3,320)	-	3,115	(205)
Stock-based compensation expense	-	-	-	-	-	-	10,744	-	-	10,744
Declaration of preferred dividends	-	-	-	-	-	-	-	-	(267)	(267)
Series C Preferred Stock	3,856,000	-	-	-	-	-	12,050	-	-	12,050
Beneficial conversion feature arising from preferred stock	-	-	-	-	-	-	2,651	-	-	2,651
Deemed dividend in connection with Series C Preferred Stock	-	-	-	-	-	-	-	-	(3,856)	(3,856)
Common stock issued for acquisition	-	-	5,201,863	1	-	-	17,530	-	-	17,531
Conversion of debt into common stock	-	-	319,950	-	-	-	80	-	-	80
Net loss	-	-	-	-	-	-	-	-	(13,141)	(13,141)
Balance, March 31, 2022 (As Adjusted)	6,226,370	$-	189,788,747	$19	6,587,897	$1	$157,462	$(32)	$(117,515)	$39,935

The accompanying notes are an integral part of these consolidated financial statements.

Charge Enterprises, Inc.
Consolidated Statements of Stockholders' Equity
(Unaudited)

In thousands, except	Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
share data	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2022 (As Adjusted)	1,177,023	$-	206,844,580	$20	-	$-	$179,723	$-	$(155,514)	$24,229
Stock-based compensation expense	-	-	(444)	-	-	-	5,902	-	-	5,902
Declaration of preferred dividends	-	-	-	-	-	-	-	-	(362)	(362)
Exercise of warrants	3,200,000	-	4,400,000	1	-	-	3,799	-	-	3,800
Derivative liability impact to exercise of warrants	-	-	-	-	-	-	4,806	-		4,806
Exercise of stock options	-	-	75,000	-	-	-	43	-	-	43
Common stock issued for acquisition	-	-	1,530,145	-	-	-	2,752	-	-	2,752
Net loss	-	-	-	-	-	-	-	-	(9,212)	(9,212)
Balance, March 31, 2023	4,377,023	$-	212,849,281	$21	-	$-	$197,025	$-	$(165,088)	$31,958

The accompanying notes are an integral part of these consolidated financial statements.

Charge Enterprises, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2023	2022 (As Adjusted)
In thousands
Cash flows from Operating Activities:
Net loss	$(9,212)	$(10,026)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization	1,033	-
Depreciation	177	209
Stock-based compensation	5,902	7,424
Change in fair value of derivative liabilities	(1,376)	-
Amortization of debt discount	990	1,030
Loss on foreign currency exchange	7	256
Net loss (gain) from investments	(296)	170
Other expense, net	(288)	(188)
Change in deferred income taxes	(121)	(1,373)
Changes in working capital requirements:
Accounts receivable	(2,514)	4,207
Inventory	(48)	-
Deposits, prepaids and other current assets	156	(221)
Other assets / liabilities	141	(129)
Contract assets	(4,919)	(1,773)
Accounts payable	19,044	17,876
Other current liabilities	(2,062)	(521)
Contract liabilities	4,302	(2,225)
Net cash provided by operating activities	10,916	14,716

Cash flows from Investing Activities:
Acquisition of property, plant and equipment	(90)	(35)
Sale of intellectual property	-	128
Purchase of marketable securities	(6,356)	(42,614)
Sale of marketable securities	6,822	28,401
Acquisition of EV Depot	1	(1,231)
Cash acquired in acquisitions	-	104
Net cash provided by (used in) investing activities	377	(15,247)

Cash flows from Financing Activities:
Proceeds from sale of Series C preferred stock	-	10,845
Proceeds from issuance of Series E preferred stock	1,600	-
Proceeds from exercise of warrants	2,200	-
Proceeds from exercise of stock options	41	-
Draws from revolving line of credit	4,717	3,200
Payments on revolving line of credit	(9,741)	(5,098)
Payment on financing lease	(20)	(27)
Payment of dividends on preferred stock	(362)	(261)
Net cash (used in) provided by financing activities	(1,565)	8,659

Effect of foreign exchange rate changes	(72)	15

Net Increase in Cash and Cash Equivalents	9,656	8,143
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	27,723	18,238
Cash, Cash Equivalents, and Restricted Cash, End of Period	$37,379	$26,381
Cash paid for interest expense	$485	$732
Cash paid for income taxes	$4	$-
Non-cash investing and financing activities:
Issuance of common stock for acquisition	$-	$17,530

The accompanying notes are an integral part of these consolidated financial statements.

CHARGE ENTERPRISES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Nature of operations

Charge Enterprises, Inc. (the “Company”), (formerly known as “Transworld Holdings, Inc.”, “GoIP Global, Inc.” and “E Education Network, Inc.”) was incorporated in Nevada in 2003. The Company was subsequently redomiciled in Delaware.

The Company is an electrical, broadband and electric vehicle (“EV”) charging infrastructure company that provides clients with end-to-end project management services, from advising, designing, engineering, acquiring and installing equipment, to monitoring, servicing, and maintenance. The Company’s vision is to be a leader in enabling the next wave of transportation and connectivity. By building, designing, and operating seamless infrastructure for charging EVs and high-speed broadband, the Company aims to create a future where transportation is safe, reliable, clean, efficient, and connected.

The Company has two operating segments which also represent the Company’s reportable segments:

•	Infrastructure, which has a primary focus on EV charging (“EVC”), broadband, including cell tower, small cell, and in-building applications, and electrical contracting services.
•	Telecommunications, which provides connection of voice calls, Short Message Services (“SMS”), and data to global carriers.

Note 2.   Summary of significant accounting policies

Basis of Presentation

The interim unaudited consolidated financial statements included herein have been prepared by the Company in accordance with: (i) generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information; and (ii) the instructions of the Securities and Exchange Commission (the “SEC”) for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal and recurring nature. The Company’s results shown on an interim basis are not necessarily indicative of results for a full year.

This Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2022, and filed with the SEC on March 15, 2023, as part of the Company’s Annual Report on Form 10-K (the “2022 Annual Report”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

There have been no material changes from Note 2, Summary of significant accounting policies, as described in the notes to the Company’s consolidated financial statements contained in the 2022 Annual Report, other than as noted below.

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and the Company has and intends to continue to take advantage of certain exemptions from various reporting requirements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements and related disclosures, presented in U.S. dollars, have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC. The results and trends in these consolidated financial statements may not be representative for any future periods or the full year.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The Company implemented ASU 2016-13 on January 1, 2023. The impact of adopting this new guidance was not material.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 is designed to improve comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. ASU 2021-08 was effective for the Company beginning January 1, 2023, under a prospective application and may impact the accounting for future business combinations.

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract as compared with current U.S. GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective for the Company as of January 1, 2024. Early adoption is permitted. Management is currently evaluating the effect of the adoption of ASU 2020-06 on the consolidated financial statements, but currently does not believe ASU 2020-06 will have a significant impact on the Company’s accounting as it no longer has convertible debt. The Company will continue to monitor relevant accounting pronouncements.

Reclassification

Certain amounts included in the prior year financial statements and disclosures have been reclassified to conform to the current year presentation. These reclassifications did not have a material impact on the Company’s previously reported financial statements.

Change in Accounting Principle

Effective January 1, 2023, the Company changed its accounting principle for recognizing stock-based compensation expense from the graded vesting attribution method, where an award is divided into vesting increments or tranches, to the straight-line attribution method of accounting. The Company believes the straight-line attribution method more accurately reflects how awards are earned over its employees’ service periods. Also, it is the predominant method used in its industry, and therefore it better aligns the Company’s recognition of stock-based compensation expense with its peers.

The retrospective application of the change in accounting principle had an effect on the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income (loss) and consolidated statements of stockholders’ equity. There was no net effect to the amounts reported for net cash provided by (used in) operating, investing or financing activities in the consolidated statements of cash flows for prior periods as a result of the change in accounting method. However, the net loss, change in deferred income taxes and stock-based compensation line items within net cash flows provided by operating activities each decreased as shown below to reflect the change in accounting method.

The following tables present the comparative effect of the change in accounting principle and its effect on the Company’s previously reported financial statements.

	Three Months Ended
	March 31, 2023	March 31, 2022
	(amounts, in thousands, except per share data)
Stock-based compensation
Prior to revision	$5,542	$10,744
Revision	360	(3,320)
As revised	$5,902	$7,424
Loss from operations
Prior to revision	$(9,260)	$(12,786)
Revision	(360)	3,320
As revised	$(9,620)	$(9,466)
Income tax benefit (expense)
Prior to revision	$(110)	$1,578
Revision	-	(205)
As revised	$(110)	$1,373
Net income (loss)
Prior to revision	$(8,852)	$(13,141)
Revision	(360)	3,115
As revised	$(9,212)	$(10,026)
Basic income (loss) per share available to common stockholders
Prior to revision	$(0.05)	$(0.09)
Revision	-	0.01
As revised	$(0.05)	$(0.08)
Diluted income (loss) per share available to common stockholders
Prior to revision	$(0.05)	$(0.09)
Revision	-	0.01
As revised	$(0.05)	$(0.08)

The opening balances of accumulated deficit and additional paid in capital as of December 31, 2021, have been adjusted by $8.0 million and $9.1 million, respectively to reflect the cumulative effect of the change.

	As of
	March 31,	December 31,
	2023	2022
	(amounts, in thousands)
Net deferred tax (liability) asset
Prior to revision	$(1,262)	$(1,389)
Revision	(26)	(21)
As revised	$(1,288)	$(1,410)
Additional paid in capital
Prior to revision	214,758	197,816
Revision	(17,733)	(18,093)
As revised	$197,025	$179,723
Accumulated deficit
Prior to revision	$(182,795)	$(173,586)
Revision	17,707	18,072
As revised	$(165,088)	$(155,514)
Total stockholders’ equity
Prior to revision	$31,984	$24,250
Revision	(26)	(21)
As revised	$31,958	$24,229

Note 3.   Fair value measurements

Recurring Fair Value Measurements

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis:

	March 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Measured at Net Asset Value as a Practical Expedient	Total
Assets:
Marketable securities (Note 5)	$4,956	$-	$-	$1,592	$6,548
Liabilities:
Derivative liabilities (Note 9)	$-	$339	$-	$-	$339

The market value of the equity securities is determined using quoted prices in active markets. The market value of underlying investments in funds is determined using the net asset value (“NAV”) provided by the administrator of the fund as a practical expedient. The NAV is determined by the fund’s trustee based upon the fair value of the underlying assets owned by the fund, less liabilities, divided by outstanding units. In accordance with appropriate accounting guidance, these investments have not been classified in the fair value hierarchy. This class includes investments in a closed end interval fund that invests in publicly traded equity securities of U.S. and foreign companies. There are no unfunded commitments related to this investment. Investment redemptions are limited to 25% of the fund’s outstanding shares but may be redeemed on a quarterly basis with 15 days’ notice.

The Company had a contingent consideration liability of $3.5 million as of December 31, 2022, related to the Company’s acquisition of EV Group Holdings LLC, and its settlement occurred in the first quarter of 2023. The contingency was based on the Company’s average share price for the month ending December 31, 2022. As a result of the settlement of this contingent consideration liability, the Company issued 1,530,145 additional shares of common stock to the sellers. The contingent consideration liability was reflected in accrued liabilities on the consolidated balance sheet, and the remeasurement was reflected in other income (expense), net on the consolidated statement of operations as of and for the period ended December 31, 2022.

Nonrecurring Fair Value Measurements

The Company also has investments in non-marketable securities, which are primarily equity securities in a non-public company that do not have readily determinable fair values. Such investments are initially recorded at cost and adjusted to fair value on a nonrecurring basis through earnings for observable price changes in orderly transactions for identical or similar transactions of the same company (Level 2 of U.S. GAAP fair value hierarchy). Historical adjustments have not been material. The carrying amount of these equity securities is $0.2 million as of March 31, 2023, and December 31, 2022, and is included in non-marketable securities on the consolidated balance sheet. There were no increases or decreases in the fair value of the non-marketable securities for the three months ended March 31, 2023, and 2022.

Note 4.   Revenue

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers. Accounts receivable in the table below exclude other receivables that are not generated from contracts with customers. These amounts are $0.3 million and $0.0 million as of March 31, 2023, and December 31, 2022, respectively.

(in thousands)	March 31, 2023	December 31, 2022
Receivables included in “Accounts receivable net of allowances”	$74,865	$72,405
Contract assets	11,009	6,090
Contract liabilities - current	18,043	13,741

Changes in Contract Balances

The timing of revenue recognition, billings and cash collections results in accounts receivable, and customer advances and unearned revenue on the Company’s consolidated balance sheets. At times, the Company receives advance payments or deposits from its customers before revenue is recognized, resulting in contract liabilities. The contract liabilities primarily relate to the advance consideration received from customers on certain contracts. For these contracts, revenue is recognized in a manner that is consistent with the satisfaction of the underlying performance obligations. The contract liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each respective reporting period within the contract liabilities line item.

Significant changes in the balance of contract liabilities during the period are as follows:

(in thousands)
Balance at December 31, 2022	$13,741
Revenue recognized during the period that was included in the beginning balance	(10,081)
Additions, net of revenue recognized during the period	14,383
Balance at March 31, 2023	$18,043

Disaggregation of Revenue

The following table presents the Company’s revenues disaggregated by segment:

	Three Months Ended March 31,
(in thousands)	2023	2022
Revenue:
Infrastructure	$27,497	$19,618
Telecommunications	166,052	143,360
Total	$193,549	$162,978

Note 5.   Marketable securities and other investments

The Company’s marketable securities are stated at fair value. Any changes in the fair value of the Company’s marketable securities are included within income (loss) from investments, net on the consolidated statement of operations.

Realized and unrealized gains and losses are determined on an average cost basis. The marketable securities are investments predominantly in shares of large publicly traded companies which are being invested until such time as the funds are needed for operations.

The fair value of these marketable securities is as follows:

(in thousands)	March 31, 2023	December 31, 2022
Brokerage Account	$6,548	$6,757

During the three months ended March 31, 2023, the Company recognized net gains of $0.3 million on marketable securities and other investments, which included $0.4 million of realized losses and $0.7 million of unrealized gains on marketable securities.

During the three months ended March 31, 2022, the Company recognized net losses of $0.2 million on marketable securities and other investments, which included $0.2 million of realized gains which were offset by $0.4 million of unrealized losses on marketable securities.

Note 6. Goodwill and intangible assets

Goodwill and certain intangible assets are not amortized for book purposes. They may, however, be amortized for tax purposes. The Company accounts for its acquired customer relationships, backlogs, non-compete agreements, favorable leases and brand assets as indefinite-lived intangible assets and, similar to goodwill, these assets are reviewed at least annually for impairment. At the time of each review, if the fair value of a reporting unit or an asset is less than its respective carrying value, then a charge is recorded to the results of operations.

The following table presents goodwill by reportable segment:

(in thousands)	Infrastructure	Telecommunications	Consolidated Total
Goodwill, net, as of December 31, 2022	$11,900	$772	$12,672
Additions	-	-	-
Measurement period adjustments	-	-	-
Goodwill, net, as of March 31, 2023	$11,900	$772	$12,672

The Company’s goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The Company conducts its annual impairment analyses as of October 1 each year. There were no indicators of impairment during the three months ended March 31, 2023.

The Company performs review of its intangible assets for impairment when evidence exists that the carrying value of an asset may not be recoverable. There were no events or changes in circumstances which indicated the Company’s intangible assets may not be recoverable. Accordingly, no impairment assessments were conducted on its intangible assets during the three-month periods ended March 31, 2023.

The following table presents intangible assets:

	March 31, 2023			December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$30,849	$(3,003)	$27,846	$30,849	$(2,489)	$28,360
Backlog	3,322	(1,384)	1,938	3,322	(1,107)	2,215
Non-compete agreements	3,729	(1,127)	2,602	3,729	(895)	2,834
Off-market favorable leases	955	(955)	-	955	(955)	-
Brand	560	(47)	513	560	(37)	523
Total	$39,415	$(6,516)	$32,899	$39,415	$(5,483)	$33,932

Note 7. Related party transactions

In 2022, the Company entered into a special advisor agreement with KORR Acquisitions Group, Inc., a stockholder of the Company. The agreement includes an upfront payment of $0.5 million and an annual advisory fee of $0.3 million. Mr. Orr, the former Chairman of the Company, has sole voting and dispositive power over the shares held by KORR Acquisitions Group, Inc. and its affiliates.

Note 8. Debt

Debt was comprised of the following as of the periods indicated:

(in thousands)	March 31, 2023	December 31, 2022
Line of Credit
ANS Line of Credit	$-	$5,024
Total Line of Credit	-	5,024
Notes Payable
Issued on May 19, 2021	11,860	11,860
Issued on December 17, 2021	15,926	15,926
Total Face Value of Notes Payable	27,786	27,786
Less: Unamortized Discount	(2,640)	(3,630)
Net Carrying Value of Notes Payable	25,146	24,156
Total debt before deferred financing costs	25,146	29,180
Current amount of Notes Payable	25,146	24,156
Current amount of Line of Credit	-	5,024
Total current portion of long-term debt	25,146	29,180
Total long-term debt, net of current portion	$-	$-

Convertible notes payable

May 2020 Financing

On May 8, 2020, the Company entered into a securities purchase agreement with certain institutional investors (collectively, the “May 2020 Investors”) pursuant to which the Company issued convertible notes in an aggregate principal amount of $3.0 million for an aggregate purchase price of $2.7 million (the “May 2020 Convertible Notes”). In connection with the issuance of the May 2020 Convertible Notes, the Company issued to the May 2020 Investors warrants to purchase an aggregate of 7,600,000 shares of common stock (collectively, the “Warrants”) and 7.5 shares of series G convertible preferred stock (the “Series G Preferred Stock”). The May 2020 Convertible Notes’ maturity date of May 8, 2021, was subsequently extended to May 8, 2023. The May 2020 Convertible Notes accrued interest at a rate of 8% per annum, subject to increase to 20% per annum upon and during the occurrence of an event of default. Interest was payable in cash on a quarterly basis beginning on December 31, 2020.

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

Conversion of Convertible Notes to Preferred Stock

In the second quarter of 2022, the Convertible Notes were exchanged for 1,177,023 shares of Series D preferred stock (“Series D Preferred Stock”). As a result of this exchange, the Company has no Convertible Notes Payable outstanding at March 31, 2023 and December 31, 2022. Refer to Note 12, Stockholders’ equity, for additional information.

April 30, 2020 Sutton Global Note

On April 30, 2020, a former CEO converted his payable into a convertible note with a face value of $0.3 million (the “April 2020 Convertible Note”). The April 2020 Convertible Note had a coupon rate of 6% and a maturity date of December 31, 2021. The April 2020 Convertible note was convertible at a rate of $0.0005 per share. Since the April 2020 Convertible Note added a conversion option, it resulted in a debt modification requiring the Company to record a loss on modification of debt in the amount of $0.1 million. On March 25, 2021, Sutton Global Associates converted $0.2 million in principal plus accrued interest into 644,499 shares of the Company common stock. The remaining balance of the April 2020 Convertible note was subsequently sold to an unrelated party and converted into 319,950 shares of the Company common stock.

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

Line of credit

Nextridge Inc. (“Nextridge”) and its operating subsidiary Advance Network Services, LLC. (“ANS”) have a revolving $8.0 million line of credit (the “ANS Line of Credit”) available with a bank, collateralized by all the assets of Nextridge and ANS. Interest is payable monthly at the Wall Street Journal prime rate (8.00% and 7.50% at March 31, 2023 and December 31, 2022, respectively). As of March 31, 2023, and December 31, 2022, the Company had outstanding balances of $0 and $5.0 million, respectively, on this ANS Line of Credit.

On October 25, 2022, Nextridge and ANS renewed the line of credit increasing the availability from $4.0 million to $8.0 million. Borrowings under the line of credit will bear interest at a floating rate at the Wall Street Journal prime rate with a floor of 5%. Advances under the line of credit are limited to 70% and 50% of Nextridge and ANS’ eligible accounts receivable and work in progress, respectively. At each fiscal year end, Nextridge and ANS must maintain a minimum debt service coverage ratio of 1.2:1 and maximum debt/tangible net worth ratio of 3:1. The outstanding balance on the line of credit is payable upon demand by the bank. In addition to the security interest in the assets of Nextridge and ANS, the line of credit is guaranteed by the Company and Charge Infrastructure Holdings, Inc., the parent of Nextridge and ANS and a subsidiary of the Company. At December 31, 2022, the Company was in compliance with the aforementioned covenants.

On November 18, 2022, Nextridge and ANS renewed a $750,000 equipment and vehicle line of credit available with a bank. Interest is payable monthly at the Wall Street Journal prime rate. On December 1, 2023, the line will convert to a term loan with the then five-year Federal Home Loan Bank rate + 2.5% and have a five year term with a five year amortization. There are no financial commitments or covenants on the line of credit. As of March 31, 2023, and December 31, 2022, the Company had an outstanding balance of $0 on this line of credit.

B W Electrical Services, LLC. (“BW”) has a revolving $3.0 million line of credit (the “BW Line of Credit”) available with a bank, collateralized by all the assets of BW. Interest is payable monthly at the Wall Street Journal prime rate (8.00% and 7.50% at March 31, 2023 and December 31, 2022, respectively). On May 26, 2022, BW renewed the facility with substantially the same terms and an expiration of August 1, 2023.

Advances under the line of credit are limited to 75% of BW’s eligible accounts receivable. At all times during the loan term BW is required to maintain a minimum increase in the net retained earnings of $0.2 million tested annually and maintain a maximum seller funded debt to EBIDA of 2.0x tested semi-annually on a trailing twelve-month basis beginning with the period ended June 30, 2022. In addition to the security interest in the assets of BW, the line of credit is guaranteed by the Company and Charge Infrastructure Holdings, Inc., the parent of BW and a subsidiary of the Company. As of March 31, 2023, and December 31, 2022, the Company had no outstanding balance on the BW Line of Credit. At December 31, 2022, the Company was in compliance with the aforementioned covenants.

Notes payable

Prior to the Company’s acquisition, BW was approved for a Paycheck Protection Program loan on February 10, 2021 from the Small Business Administration (“SBA”) in the amount of $2.0 million. In the second quarter of 2022, the loan was forgiven by the SBA. Although the loan was forgiven by the SBA, per the purchase agreement with the sellers of BW in December 2021, if such an event occurred, the Company was obligated to reimburse the SBA loan of $2.0 million to such sellers. As such, the $2.0 million SBA loan was reimbursed to the sellers of BW during the third quarter of 2022.

On May 19, 2021, the Company entered into a securities purchase agreement with funds affiliated with Arena Investors LP (the “May 2021 Investors”) pursuant to which it issued notes payable in an aggregate face value (includes 7.5% premium and 10% original issue discount) of $11.8 million for an aggregate purchase price of $10.0 million (the “May 2021 Notes”). The May 2021 Notes have a coupon of 8% and an 18-month term. The May 2021 Notes’ original maturity date of November 19, 2022, was extended to November 19, 2023.

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

Interest Expense

The components of interest expense are as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Interest expense	$(548)	$(735)
Amortization of debt discount	(990)	(1,030)
Total net interest expense	$(1,538)	$(1,765)

Note 9. Derivative liabilities

The Company does not use financial derivative instruments to manage risk. In June 2022, the Company exchanged the outstanding convertible debt for Series D preferred stock (“Series D Preferred Stock”). Concurrently, the warrants that were granted along with the original convertible debt were amended to provide, at the holders’ choice, the option to exercise for a to-be-issued class of preferred stock, which are convertible into the same number of shares of common stock as would have been issued upon exercise of such warrants under the original terms. This amendment caused the instruments to be treated as a derivative liability beginning on June 30, 2022. The warrants were reclassified from equity to a derivative liability and measured at fair value using a Black Scholes model (Level 2 of U.S. GAAP fair value hierarchy), which included inputs for exercise price, stock price, term to expiration, volatility, and interest rate. The impact was a derivative liability of approximately $40.4 million and a deemed dividend of approximately $32.8 million. This derivative liability is revalued on a recurring basis with changes in the fair value of the derivative recorded through the consolidated statement of operations.

In the first quarter of 2023, the Arena Investors (defined below) exercised 7.6 million warrants issued in May 2020 (the “May 2020 Warrants”) into: (i) 4,400,000 shares of common stock; and (ii) 3,200,000 shares of Series E preferred stock (“Series E preferred stock”). In connection with this exercise, the Company revalued the exercised warrants immediately before the exercise and recorded a gain of $0.9 million with an offsetting reduction to the outstanding derivative liability. The Company revalued the remaining warrants as of March 31, 2023, and recorded a gain of $0.5 million, with an offsetting reduction to the outstanding derivative liability. These gains on the remeasurement of the warrants are included in the Change in fair value of derivative liabilities line item on the consolidated statement of operations. Refer to Note 12, Stockholders’ equity, and Note 13, Stock-based compensation, for additional information.

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing reflected on the change in fair value of derivative liabilities line on the consolidated statement of operations:

	Three Months Ended March 31,
(in thousands)	2023	2022
Derivative liability beginning balance	$6,521	$-
Change in fair value of derivative liabilities	(1,376)	-
Warrant exercise	(4,806)	-
Derivative liability ending balance	$339	$-

Note 10. Leases

Lease Revenue

The Company leases commercial properties under agreements that are classified as operating leases. The Company’s commercial property leases generally include minimum rents and do not include recoveries for property taxes and common area maintenance.

The Company’s rental revenues are earned from its operating subsidiary EVDepot, LLC (“EV Depot”) operations and are a component of Infrastructure revenues disclosed in Note 4, Revenue. The following table summarizes the fixed components of rental revenue for the three months ended March 31, 2023, and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022
Revenue:
Fixed component	$889	$1,147

The Company does not have any variable components of rental revenue for the three months ended March 31, 2023 and 2022.

Note 11. Reportable segments

The Company has two reportable operating segments - Infrastructure, and Telecommunications. The Company also has a Non-operating Corporate segment. All inter-segment revenues are eliminated.

Refer to Note 4, Revenue, for additional information on the Company’s revenue by segment. Summary information with respect to the Company’s income (loss) from operations is as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022 (As Adjusted)
Income (loss) from operations:
Infrastructure	$(2,187)	$1,637
Telecommunications	(140)	527
Non-operating corporate	(7,293)	(11,630)
Total	$(9,620)	$(9,466)

A reconciliation of the Company’s consolidated segment loss from operations to consolidated loss from operations before income taxes and net loss is as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022 (As Adjusted)
Loss from operations	$(9,620)	$(9,466)
Income (loss) from investments, net	296	(170)
Change in fair value of derivative liabilities	1,376	-
Interest expense	(1,538)	(1,765)
Other income (expense), net	391	258
Foreign exchange adjustments	(7)	(256)
Total other expenses	518	(1,933)
Loss from operations before income taxes	(9,102)	(11,399)
Income tax (expense) benefit	(110)	1,373
Net loss	$(9,212)	$(10,026)

Summary information with respect to the Company’s operating segments is as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Depreciation and amortization:
Infrastructure	$1,190	$165
Telecommunications	20	44
Total	$1,210	$209

	Three Months Ended March 31,
(in thousands)	2023	2022
Capital expenditures:
Infrastructure	$90	$35
Telecommunications	-	-
Total	$90	$35

(in thousands)	March 31, 2023	December 31, 2022
Investments:
Infrastructure	$1,600	$1,389
Telecommunications	-	-
Non-operating corporate	5,184	5,604
Total	$6,784	$6,993

(in thousands)	March 31, 2023	December 31, 2022 (As Adjusted)
Assets:
Infrastructure	$108,804	$102,248
Telecommunications	58,608	42,046
Non-operating corporate	15,776	24,160
Total	$183,188	$168,454

Note 12. Stockholders’ equity

The Company has evaluated each series of preferred stock for proper classification under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. ASC 480 generally requires liability classification for financial instruments that are certain to be redeemed, as they represent obligations to purchase shares of stock or represent obligations to issue a variable number of common shares. Series C preferred stock is classified as a liability within mezzanine equity on the consolidated balance sheet as of March 31, 2023 and December 31, 2022.

The Company has 20,000,000 shares of preferred stock authorized with a par value of $0.0001.

Permanent Equity

Preferred Stock

Series D: On June 30, 2022, the Company entered into an exchange agreement with funds affiliated with Arena Investors LP (“Arena Investors”) pursuant to which the Company issued 1,177,023 shares of Series D preferred stock. The Series D preferred stock was issued in exchange for the Convertible Notes. The total principal of the Convertible Notes was $12.5 million. The remaining unamortized discount as of June 30, 2022, of $4.3 million was fully amortized during the period ended June 30, 2022, and included in the amortization of debt discount on the consolidated statement of operations. As of March 31, 2023, and December 31, 2022, there were 1,177,023 shares of Series D preferred stock issued and outstanding.

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

Series E: In connection with the Series D preferred stock discussed above, the Company entered into an agreement with the Arena Investors pursuant to which the holder of the 11.8 million outstanding warrants to purchase common stock was allowed to exercise for shares of a to-be-issued class of preferred stock. Pursuant to this provision, on March 14, 2023, the Arena Investors exercised the warrants issued in May 2020 (the “May 2020 Warrants”) into: (i) 4,400,000 shares of common stock; and (ii) 3,200,000 shares of Series E preferred stock (“Series E preferred stock”).

The Series E preferred stock has the following designations:

•	Convertible at the option of the holder at $0.50 per share of common stock
•	The liquidation preference is senior in liquidation rights to holders of common stock.
•	No dividends
•	No voting rights

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

On February 25, 2022, the Company entered into a securities purchase agreement with an affiliate of Island Capital Group LLC pursuant to which it issued 3,856,000 Series C preferred stock at an aggregate face value of $12.1 million for an aggregate purchase price of $10.8 million. The Company has valued and recorded the beneficial conversion feature of the Series C preferred stock resulting in a deemed dividend at the time of issuance. As of March 31, 2023, and December 31, 2022, there were 6,226,370 shares of Series C preferred stock issued and outstanding.

The Series C preferred stock has the following designations:

•	Convertible at the option of the holder at a conversion price of $3.125 per share
•	The holders are entitled to receive cumulative dividends at 6% per annum, payable monthly
•	In the event of reorganization, this class of preferred will not be affected by any such capital reorganization
•	The Series C liquidation preference is equal to the stated value, plus any accrued and unpaid dividends
•	Change of control provision whereby the Series C preferred shareholders would receive their stated value before all other shareholders
•	No voting rights
•	Redemption features:
o	If the closing price exceeds 200% of the effective conversion price, the company may force the conversion of preferred stock with 10 days written notice;
o	At any time after the original issue date, the Company has the option to redeem some or all the outstanding preferred stock for cash within 10 days written notice; and
o

On the third anniversary of the issue date, the holder may request redemption, at the Company’s option of cash or common stock, at the conversion price equal to the four-year redemption amount (a) 100% of the aggregate stated value then outstanding, (b) accrued but unpaid dividend, (c) additional cash consideration in order for the Purchasers to achieve a 20% internal rate of return, and (d) all liquidated damages and other amounts due in respect of the preferred stock.

The Series C preferred stock provides that the Company shall redeem the preferred stock for cash or common stock at the Company’s option and, therefore, is not considered mandatorily redeemable. However, due to the change in control provision, the Series C preferred stock has liquidation preference and is deemed a liability and presented within mezzanine equity on the consolidated balance sheet as of March 31, 2023, and December 31, 2022.

Warrants

Warrant activity is summarized as follows:

		Weighted Average	Weighted Average Remaining
(in thousands except exercise price and contractual life)	Number of Warrants	Exercise Price	Contractual Life
Warrants outstanding at January 1, 2022	24,085	$1.74	3.0 years
Issued	2,000	8.50	2.8 years
Exercised	(8,183)	(1.59)	N/A
Expired	-	-	N/A
Warrants outstanding at December 31, 2022	17,902	$2.56	1.8 years
Warrants exercisable at December 31, 2022	17,902	$2.56	1.8 years
Issued	-	-
Exercised	(7,600)	0.50	N/A
Expired	-	-	N/A
Warrants outstanding at March 31, 2023	10,302	$4.08
Warrants exercisable at March 31, 2023	10,302	$4.08	2.6 years

Note 13. Stock-based compensation

2020 Omnibus Equity Incentive Plan

On January 11, 2021, the Company’s Board of Directors and a majority of its stockholders adopted the 2020 Omnibus Equity Incentive Plan (the “2020 Plan”), as amended and restated as of May 7, 2021, and on December 23, 2021, with 75.0 million shares available for issuance. Under the 2020 Plan, the Company may grant stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, and other stock or cash-based awards to individuals who are employees, officers, non-employee directors or consultants of the Company. The vesting periods range from one to four years. As of March 31, 2023, approximately 33.5 million shares remain available for issuance under the 2020 Plan.

Non-Qualified Stock Option Agreement

On November 1, 2020, Transworld Holdings, Inc. granted 10.5 million in non-qualified stock options to the spouse of a key executive and current member of the Company’s Board of Directors for service in facilitating and completing the acquisition of PTGi International Carrier Services, Inc. (“PTGi”). The stock options have an exercise price of $0.55, vest over a period of three years from the grant date and have a contractual term of 10 years. The grant date fair value of these stock options using the BSM valuation was $0.51 per share. These non-qualified stock options are separate from the 2020 Plan.

Stock options

Stock option activity is summarized as follows:

		Weighted Average		Weighted Average Remaining
(in thousands except exercise price and contractual term)	Shares	Exercise Price	Intrinsic Value	Contractual Term
Options outstanding at December 31, 2022	49,576	$2.07	-	-
Options granted	1,540	1.41	-	-
Options exercised	(75)	0.55	-	-
Options cancelled	(426)	2.60	-	-
Options outstanding at March 31, 2023	50,615	$2.05	$11,540	4.44 years
Options exercisable at March 31, 2023	26,385	$1.53	$8,598	4.20 years
Vested and expected to vest at March 31, 2023	50,615	$2.05	$11,540	4.44 years

The weighted-average grant date fair value of all options granted during the three months ended March 31, 2023, was $0.82. The total intrinsic value of stock options exercised during the three months ended March 31, 2023, was $0.1 million. There were no stock options exercised during the three months ended March 31, 2022. At March 31, 2023, there was $38.0 million of unrecognized stock-based compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 1.7 years.

The Company uses the following assumptions in its BSM valuation for stock options granted:

Three Months Ended March 31,
2023
Weighted risk-free interest rate [1]	3.5%
Weighted-average volatility [2]	60%
Weighted expected dividend yield [3]	-%
Weighted expected term (in years) [4]	5.9

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

Restricted stock units

Restricted stock unit (“RSU”) activity is summarized as follows:

		Weighted Average
(in thousands except exercise price and contractual term)	Shares	Grant Date Fair Value
RSUs outstanding at December 31, 2022	405	$2.26
RSUs granted	-	-
RSUs released	-	-
RSUs forfeited	-	-
RSUs outstanding at March 31, 2023	405	$2.26
Weighted average remaining recognition period in years	3.2
Unamortized stock-based compensation expense	$786

Recognized Non-Cash Stock-Based Compensation Expense

The following non-cash stock-based compensation expense, which is related primarily to options, is included in the stock-based compensation line item in the consolidated statements of operations:

	Three Months Ended March 31,
(in thousands)	2023	2022 (As Adjusted)
Stock-based compensation	$5,902	$7,424
Income tax benefit (1)	71	894
After-tax stock-based compensation expense	$5,831	$6,530

(1) Amounts exclude impact from any stock-based compensation expense subject to Section 162(m) of the Internal Revenue Code, which is nondeductible for income tax purposes.

Note 14.  Commitments, contingencies and concentration risk

Contingencies

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450, Contingencies. Litigation and contingency accruals are based on the Company’s assessment, including advice of legal counsel, regarding the expected outcome of litigation or other dispute resolution proceedings. If the Company determines that an unfavorable outcome is probable and can be reasonably assessed, it establishes the necessary accruals. As of March 31, 2023, and December 31, 2022, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

Other Commitments

Indemnities

The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of March 31, 2023 and December 31, 2022, the Company was not aware of any material asserted or unasserted claims in connection with these indemnity obligations.

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

Major Customer Concentration

There was one customer whose individual accounts receivable represented 10% or more of the Company’s total balance as of March 31, 2023. The Company had three customers whose accounts receivable individually represented 10% or more of the Company’s total balance as of December 31, 2022. In aggregate these customers accounted for approximately 46% of the Company’s total accounts receivable as of December 31, 2022.

The Company has one customer whose revenue individually represented 10% or more of the Company’s total revenue and whose revenue accounted for approximately 15% of the Company’s total revenue for the three months ended March 31, 2023. The Company had three customers whose revenue individually represented 10% or more of the Company’s total revenue and in aggregate accounted for approximately 33% of the Company’s total revenue for the three months ended March 31, 2022.

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

Note 15.  Income taxes

The following table includes the Company’s income (loss) before income tax provision (benefit), income tax provision (benefit) and effective benefit tax rate for the periods indicated:

	Three Months Ended March 31,
	2023	2022 (As Adjusted)
Income (loss) before income taxes	$(9,102)	$(11,399)
Income tax benefit (expense)	(110)	1,373
Effective tax rate	(1.2%)	12.0%

For the three months ended March 31, 2023, and 2022, the Company utilized the discrete effective tax rate method. This discrete method treats the year-to-date period as if it was the annual period and calculates the income tax expense or benefit on a discrete basis. Currently, the Company believes the use of the discrete method represents the best estimate of its annual effective tax rate. The Company’s effective tax rate differed from the statutory rate primarily due to the valuation allowance on deferred tax assets, as well as the Company’s permanent book-tax differences from stock-based compensation.

Note 16.  Net income (loss) per share

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

The following potential common shares were excluded from the calculation of diluted net income (loss) per share available to common stockholders because their effect would have been antidilutive:

	Three Months Ended March 31,
	2023	2022
Restricted stock units	405	-
Contingently issuable shares	-	-
Warrants	10,303	14,240
Stock options	50,451	46,555
Preferred stock	20,101	14,406
Convertible notes payable	-	50,497
Total	81,260	125,698

Note 17. Subsequent Events

Events occurring after March 31, 2023, and through the date that these consolidated financial statements were issued, were evaluated to ensure that any subsequent events that met the criteria for recognition have been included. No subsequent events have been identified.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ending December 31, 2022, filed on March 15, 2023. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements.

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

Overview

Charge Enterprises, Inc. (the “Company” or “Charge”) is an electrical, broadband and electric vehicle (“EV”) charging infrastructure company that provides clients with end-to-end project management services, from advising, designing, engineering, acquiring and installing equipment, to monitoring, servicing, and maintenance. Our vision is to be a leader in enabling the next wave of transportation and connectivity. By building, designing, and operating seamless infrastructure for charging EVs and high-speed broadband, we aim to create a future where transportation is safe, reliable, clean, efficient, and connected.

The Company has two operating segments which also represent the Company’s reportable segments:

•	Infrastructure, which has a primary focus on EV charging (“EVC”), broadband, including cell tower, small cell, and in-building applications, and electrical contracting services.
•	Telecommunications, which provides connection of voice calls, Short Message Services (“SMS”), and data to global carriers.

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

Comparability to Past Periods

During the first quarter of 2023, we elected to change our method for recognizing stock-based compensation expense from the graded vesting attribution method to the straight-line attribution method. This change resulted in the recognition of a cumulative benefit to stock-based compensation expense of approximately $18.1 million ($18.0 million, net of tax). Of this amount, approximately $0.3 million ($0.2 million, net of tax) was attributable to 2020, approximately $8.8 million ($7.8 million, net of tax) was attributable to 2021, and approximately $8.9 million ($10.0 million, net of tax) was attributable to 2022. The Company believes the straight-line attribution method is the predominant method used in its industry, more accurately reflects how awards are earned over its employees’ service periods, and better aligns the Company’s recognition of stock-based compensation expense with its peers. The effects of the change in accounting principle have been retrospectively applied to all periods presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Refer to “Change in Accounting Principle” in Part I, Item 1, Note 2 – “Summary of significant accounting policies” for additional information.

Consolidated Results of Operations

Comparison of the Reported results for three months ended March 31, 2023, and 2022

(in thousands)
	Three Months Ended March 31,
		2022	Increase	% Increase
(in thousands)	2023	(As Adjusted)	(Decrease)	(Decrease)
Revenues	$193,549	$162,978	$30,571	19%
Cost of sales	186,828	156,812	30,016	19%
Gross profit	6,721	6,166	555	9%
Stock-based compensation	5,902	7,424	(1,522)	(21%)
General and administrative	3,345	2,742	603	22%
Salaries and related benefits	5,418	4,193	1,225	29%
Professional fees	466	1,064	(598)	(56%)
Depreciation and amortization expense	1,210	209	1,001	479%
Income (loss) from operations	(9,620)	(9,466)	(154)	(2%)
Other income (expenses)	518	(1,933)	2,451	127%
Income tax (expense) benefit	(110)	1,373	(1,483)	(108%)
Net income (loss)	$(9,212)	$(10,026)	$814	8%

Revenues

Revenues for the first quarter of 2023 increased $30.6 million to $193.5 million, compared with the first quarter of 2022. The 19% increase in net revenue for the first quarter was driven by an increase in wholesale traffic volumes within Telecommunications as well as increases in the volume of electrical contracting services, wireless network projects, and EV charging installations within Infrastructure.

Cost of sales

Costs of sales for the first quarter of 2023 increased $30.0 million to $186.8 million, compared with the first quarter of 2022. The increase in cost of sales is directly related to the increase in customer revenue. Overall gross margin percentage decreased versus the prior year driven by the mix of revenue between businesses, the mix of projects in Infrastructure, and a decline in margin on voice calls in Telecommunications.

Stock-based compensation

Stock-based compensation decreased $1.5 million to $5.9 million due to options which were granted to newly hired employees in 2021 with a one-year vesting schedule becoming fully vested in 2022. Since these options had a one-year vesting schedule, the options became fully expensed in 2022 and there was a reduction in expense in the current year.

General and administrative

General and administrative expenses increased $0.6 million in the first quarter of 2023 to $3.3 million when compared to the first quarter of 2022. The increase was attributable to higher consulting spend, higher insurance expense, and higher recruiting expense, partially offset by lower marketing spend in the Corporate segment.

Salaries and benefits

Salaries and benefits for the first quarter of 2023 increased $1.2 million to $5.4 million when compared with the first quarter of 2022. The increase was principally attributable to investments in personnel in the Infrastructure and Corporate segments to support our company’s growth.

Professional fees

Professional fees decreased $0.6 million to $0.5 million in the first quarter of 2023. The decrease is primarily related to higher legal and accounting fees in the prior year related to acquisitions and our uplist to Nasdaq.

Depreciation and amortization expense

Depreciation and amortization expense increased $1.0 million to $1.2 million. The increase was driven by amortization of intangible assets associated with the acquisitions of ANS, BW, and EV Depot.

Other operating income (expense), net

Other operating income (expense), net increased by $2.5 million from an expense of $1.9 million in 2022 to an income of $0.5 million in 2023. The income in 2023 was driven primarily by a gain in fair value of derivative liabilities of $1.4 million, an investment gain of $0.3 million, and a gain on the sale of intellectual property of $0.3 million, offset by debt amortization costs of $1.0 million and interest expense of $0.5 million. The expense in 2022 was driven primarily by debt amortization costs of $1.0 million, interest expense of $0.7 million and a foreign exchange adjustment of $0.3 million.

Income tax benefit

The Company incurred income tax expense in the three months ended March 31, 2023, compared to an income tax benefit for the three months ended March 31, 2022, primarily due to an increase of the valuation allowance on deferred tax assets in the current period. The Company placed a full valuation allowance on its deferred tax assets in the fourth quarter of 2022.

Segment Results of Operations

Infrastructure

Comparison of the reported results for three months ended March 31, 2023, and 2022

	Three Months Ended March 31,
		2022	Increase	% Increase
(in thousands)	2023	(As Adjusted)	(Decrease)	(Decrease)
Revenues	$27,497	$19,618	$7,879	40%
Cost of sales	21,473	14,880	6,593	44%
Gross profit	6,024	4,738	1,286	27%
Stock-based compensation	2,410	-	2,410	100%
General and administrative	1,356	888	468	53%
Salaries and related benefits	3,222	1,987	1,235	62%
Professional fees	33	61	(28)	(46%)
Depreciation and amortization expense	1,190	165	1,025	621%
Income (loss) from operations	(2,187)	1,637	(3,824)	(234%)
Other income (expenses)	146	(449)	595	133%
Income tax (expense) benefit	(110)	90	(200)	(222%)
Net income (loss)	$(2,151)	$1,278	$(3,429)	(268%)

Revenues

Revenue increased $7.9 million to $27.5 million. The increase was driven by growth within BW related to electrical contracting services, growth within ANS related to wireless network projects, and higher revenues within our new EV charging infrastructure business.

Cost of sales

Cost of sales increased $6.6 million to $21.5 million driven by the increase in revenues. Gross margin percentage decreased driven by the mix of revenue between businesses and the mix of projects.

Stock-based compensation

Stock-based compensation increased $2.4 million due to the Company’s election to allocate stock-based compensation expense out to its segments, beginning in 2023.

General and administrative

General and administrative expense increased $0.5 million to $1.4 million driven primarily by higher insurance, recruiting, and marketing expense to support the growth of the business.

Salaries and related benefits

Salaries and benefits increased $1.2 million to $3.2 million driven by higher headcount across all Infrastructure businesses to support growth.

Professional fees

Professional fees were consistent with the first quarter of 2022.

Depreciation and amortization expense

Depreciation and amortization expense increased $1.0 million to $1.2 million. The increase was driven by amortization of intangible assets associated with the acquisitions of ANS, BW, and EV Depot.

Other operating income (expense)

Other operating income (expense), net increased by $0.6 million from an expense of $0.4 million in 2022 to an income of $0.2 million in 2023. The change was driven primarily by an investment gain of $0.2 million in 2023 compared to an investment loss of $0.5 million in 2022.

Income tax benefit

The Company generated income tax expense in the three months ended March 31, 2023 compared to an income tax benefit for the three months ended March 31, 2022, primarily due to an increase of the valuation allowance on deferred tax assets in the current period. The Company placed a full valuation allowance on its deferred tax assets in the fourth quarter of 2022.

Telecommunications

Comparison of the reported results for three months ended March 31, 2023, and 2022

	Three Months Ended March 31,
		2022	Increase	% Increase
(in thousands)	2023	(As Adjusted)	(Decrease)	(Decrease)
Revenues	$166,052	$143,360	$22,692	16%
Cost of sales	165,355	141,932	23,423	17%
Gross profit	697	1,428	(731)	(51%)
Stock-based compensation	120	-	120	100%
General and administrative	495	513	(18)	(4%)
Salaries and related benefits	182	319	(137)	(43%)
Professional fees	20	25	(5)	(20%)
Depreciation and amortization expense	20	44	(24)	(55%)
Income (loss) from operations	(140)	527	(667)	(127%)
Other income (expenses)	281	(128)	409	320%
Income tax (expense) benefit	-	185	(185)	(100%)
Net income (loss)	$141	$584	$(443)	(76%)

Revenues

Revenue increased $22.7 million to $166.1 million due to an overall increase in wholesale traffic volumes compared to 2022 driven by higher voice demand. The rapid development of new technologies, services, and products has eliminated many of the traditional distinctions among wireless, cable, internet, local, and long-distance communication services. While revenues increased in 2023 compared to 2022, the Company continues to expect downward pressure on revenues over time due to the pace of technology development, emergence of new products, and intense competition.

Cost of sales

Cost of sales increased $23.4 million to $165.4 million driven by the increase in customer revenue. Gross margin percentage in this business decreased year over year due to customer mix.

Stock-based compensation

Stock-based compensation increased $0.1 million due to the Company’s election to allocate stock-based compensation expense out to its segments, beginning in 2023.

General and administrative

General and administrative expense was consistent with the first quarter of 2022 as investment in the SMS business offset other cost saving actions.

Salaries and related benefits

Salaries and benefits decreased $0.1 million to $0.2 million driven by higher allocation of expense of employees supporting the Corporate segment.

Professional fees

Professional fees were consistent with the first quarter of 2022.

Depreciation and amortization expense

Depreciation and amortization expense was consistent with the first quarter of 2022.

Other operating income (expense)

Other operating income (expense), net increased by $0.4 million from an expense of $0.1 million in 2022 to an income of $0.3 million in 2023. The income in 2023 was driven by a gain on the sale of intellectual property of $0.3 million. The expense in 2022 was driven by a foreign exchange adjustment of $0.3 million, offset by a gain on the sale of intellectual property of $0.1 million.

Income tax benefit

The Company generated income tax expense in the three months ended March 31, 2023 compared to an income tax benefit for the three months ended March 31, 2022, primarily due to an increase of the valuation allowance on deferred tax assets in the current period. The Company placed a full valuation allowance on its deferred tax assets in the fourth quarter of 2022.

Non-operating Corporate Segment

Comparison of the reported results for three months ended March 31, 2023, and 2022

	Three Months Ended March 31,
		2022	Increase	% Increase
(in thousands)	2023	(As Adjusted)	(Decrease)	(Decrease)
Revenues	$-	$-	$-	-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-
Stock-based compensation	3,372	7,424	(4,052)	(55%)
General and administrative	1,494	1,341	153	11%
Salaries and related benefits	2,014	1,887	127	7%
Professional fees	413	978	(565)	(58%)
Income (loss) from operations	(7,293)	(11,630)	4,337	37%
Other income (expenses)	91	(1,356)	1,447	107%
Income tax (expense) benefit	-	1,098	(1,098)	(100%)
Net income (loss)	$(7,202)	$(11,888)	$4,686	39%

Stock-based compensation

Stock-based compensation decreased $4.1 million to $3.4 million. The decrease was due to the Company’s election to allocate stock-based compensation expenses to its segments, beginning in 2023. A higher allocation of stock-based compensation to the Company’s Infrastructure and Telecommunications segments resulted in a lower allocation to the Company’s Non-operating corporate segment.

General and administrative

General and administrative expenses increased $0.2 million to $1.5 million driven by higher consulting and insurance expenses, offset by lower marketing spend.

Salaries and related benefits

Salaries and benefits increased $0.1 million to $2.0 million driven by investments in personnel to support the Company’s growth.

Professional fees

Professional fees decreased $0.6 million to $0.4 million. The decrease is primarily related to higher legal and accounting fees in the prior year related to acquisitions and our uplist to Nasdaq.

Other operating income (expense)

Other operating income (expense), net increased by approximately $1.4 million from an expense of $1.4 million in 2022 to an income of $0.1 million in 2023. The income in 2023 was driven primarily by a gain in fair value of derivative liabilities of $1.4 million, an investment gain of $0.1 million, and a gain on the sale of intellectual property of $0.3 million, offset by debt amortization costs of $1.0 million and interest expense of $0.5 million. The expense in 2022 was driven primarily by debt amortization costs of $1.0 million and interest expense of $0.7 million, offset by an investment gain of $0.4 million.

Liquidity and Capital Resources

Our primary sources of liquidity are operating cash flows and private placement of equity and debt. In order to finance acquisitions, throughout 2020 and 2021, we issued preferred shares, convertible and non-convertible promissory notes. During 2022, all convertible notes, in the amount of $12.5 million, were either exchanged for Series D preferred stock or sold to an unrelated third party and converted to common stock. As a result, we no longer have any convertible notes payable outstanding at March 31, 2023 and December 31, 2022. Outstanding non-convertible notes in the amount of $27.8 million mature in November, 2023.

We assess our liquidity in terms of our ability to generate cash to fund our short-term and long-term cash requirements. We believe that our business will continue to generate sufficient cash flows from operating activities, and we believe that these cash flows, together with our existing cash and cash equivalents, our ability to draw on current credit facilities and refinance or replace existing non-convertible notes, will be sufficient for us to meet our current liquidity and capital requirements for operations over the next 12 months. In the event that our plans change, or our cash requirements are greater than we anticipate, we may need to access the capital markets to finance future cash requirements. However, there can be no assurance that such financing will be available to us should we need it or, if available, that the terms will be satisfactory to us and not dilutive to existing shareholders.

Funding

On February 25, 2022 we entered into a securities purchase agreement with Island Capital Group Charge Me LLC (the “February 2022 Investors”) pursuant to which we issued Series C preferred shares in an aggregate face value of $12.1 million and aggregate purchase price of $10.8 million (“Series C preferred stock”). We valued and recorded the beneficial conversion feature of the Series preferred stock resulting in a deemed dividend at the time of issuance. At March 31, 2023, and December 31, 2022, we have 6,226,370 shares of Series C preferred stock issued and outstanding.

On December 17, 2021, we entered into a securities purchase agreement with funds affiliated with Arena Investors LP (the “December 2021 Investors”) pursuant to which we issued a note payable in an aggregate face value of $15.9 million for an aggregate purchase price of $13.3 million (the “December 17, 2021 Notes”). The December 17, 2021 Notes have a coupon of 7.5% per annum and a maturity date of November 19, 2023. On December 17, 2021, we issued 2,370,370 shares of Series C Preferred (“Series C Preferred Stock”) to Arena Investors LP as part of the securities purchase agreement at an aggregate purchase price of $6.7 million. In connection with the issuance of the Series C Preferred Stock, we also issued warrants to purchase 2,370,370 shares of our common stock at a price of $4.00 per share.

On May 19, 2021, we entered a securities purchase agreement with funds affiliated with Arena Investors LP (the “May 2021 Investors”) pursuant to which we issued: (i) convertible notes in an aggregate principal amount of $5.6 million for an aggregate purchase price of $5.0 million that are convertible at any time, at the holder’s option, into shares of our common stock at a conversion price of $4.00 per share and mature on May 19, 2024 (the “May 19, 2021 Convertible Notes”); and (ii) non-convertible notes payable in an aggregate face value of $11.9 million for an aggregate purchase price of $10.0 million (the “May 19, 2021 Notes”). The May 19, 2021 Notes includes a 7.5% premium and 10% original issue discount, a coupon of 8.0% per annum and were originally set to mature on November 19, 2022. The maturity date was subsequently extended to November 19, 2023. In connection with this extension, we issued to the May 2021 Investors warrants to acquire 1,870,000 shares of common stock at a price of $4.00 per share.

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

During the year ended December 31, 2022, we entered into a non-cash exchange agreement with funds affiliated with the November 2020 Investors and the May 2020 Investors pursuant to which we issued 1,177,023 shares of Series D preferred stock (“Series D preferred stock”) in exchange for the November 2020 Convertible Notes, the May 2020 Convertible Notes, and the May 2021 Convertible Notes, totaling $12.5 million. At March 31, 2023, and December 31, 2022, we no longer have any convertible notes outstanding.

In connection with the Series D preferred stock, we entered into an agreement with the Arena Investors pursuant to which the holder of the 11.8 million outstanding warrants to purchase common stock was allowed to exercise for shares of a to-be-issued class of preferred stock. Pursuant to this provision on March 14, 2023, the Arena Investors exercised the warrants issued May 2020 (the “May 2020 Warrants”) into: (i) 4.4 million shares of common stock; and (ii) 3.2 million shares of Series E preferred stock (“Series E preferred stock”). The proceeds from the issuance of the Series E preferred stock was $1.6 million and the proceeds from the exercise of warrants was $2.2 million.

Our subsidiary ANS has an $8.0 million line of credit (the “ANS Line of Credit”), which we and our subsidiary Charge Infrastructure Holdings, Inc. guarantee. Interest on the ANS Line of Credit is payable monthly at the Wall Street Journal prime rate. During the three months ended March 31, 2023, we borrowed $4.7 million under the ANS Line of Credit and made payments against the ANS Line of Credit of $9.7 million. As a result of this activity, we have no amounts outstanding under the ANS Line of Credit at March 31, 2023.

On November 18, 2022, our subsidiaries Nextridge and ANS renewed a $750,000 equipment and vehicle line of credit available with a bank. Interest is payable monthly at the Wall Street Journal prime rate. On December 1, 2023, the line will convert to a term loan with the then five-year Federal Home Loan Bank rate + 2.5% and have a five year term with a five year amortization. There are no financial commitments or covenants on the line of credit. As of March 31, 2023, and December 31, 2022, we have no amounts outstanding under this line of credit.

Our subsidiary BW has a $3.0 million line of credit (the “BW Line of Credit”), which we and our subsidiary Charge Infrastructure Holdings, Inc. guarantee. Interest on the BW Line of Credit is payable monthly at the Wall Street Journal prime rate. During the three months ended March 31, 2023, we did not borrow under the BW Line of Credit. We have no amounts outstanding under the BW Line of Credit at March 31, 2023.

Liquidity

As of March 31, 2023, we had $27.8 million aggregate principal amount outstanding under the May 19, 2021 Notes and the December 17, 2021 Notes. As of March 31, 2023, we have no amounts outstanding under the ANS Line of Credit or the BW Line of Credit. As of March 31, 2023, total liquidity was $54.0 million, which was comprised of $8.0 million available under the ANS Line of Credit, $3.0 million available under the BW Line of Credit, and $36.5 million in cash and cash equivalents and $6.5 million of marketable securities. We may also use our capital resources to repurchase shares of our common stock, to pay dividends to our stockholders, and to make acquisitions.

Cash Requirements

As discussed above, as of March 31, 2023, we have no amounts outstanding under the ANS Line of Credit or BW Line of Credit and $27.8 million aggregate principal amount outstanding under the May 19, 2021 Notes and the December 17, 2021 Notes. This aggregate balance of $25.2 million, net of $2.6 million unamortized debt discount is reflected as a current liability as the entire balance will become due within the next 12 months. In addition, we also have outstanding commitments under our operating and capital leases in the amount of $3.6 million. In connection with our issued and outstanding Series C preferred stock and Series D preferred stock, we anticipate making preferred dividend payments of approximately $1.5 million in the next 12 months.

Cash Flows

The following table summarizes our cash flow activity, as reported within the consolidated statements of cash flows, followed by a discussion of the major drivers impacting operating, investing, and financing cash flows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Total cash provided by (used in):
Operating activities	$10,916	$14,716
Investing activities	377	(15,247)
Financing activities	(1,565)	8,659
Effect of foreign currency exchange rates on cash and cash equivalents	(72)	15
Net increase in cash and cash equivalents	$9,656	$8,143

Cash Flows from Operating Activities

Cash flows provided by operating activities was $10.9 million and $14.7 million for the three months ended March 31, 2023, and 2022, respectively. The decrease in cash provided by operating activities was primarily due to the decrease of cash provided by net working capital in 2023 of $14.1 million, compared with $17.2 million cash provided by net working capital in 2022, coupled with a decrease in net income adjusted for non-cash items of $0.7 million.

Cash Flows from Investing Activities

Cash flows provided by investment activities was $0.4 million for the three months ended March 31, 2023. Cash flows used in investing activities was $15.2 million for the three months ended March 31, 2022. The increase in cash flows provided by investment activities in 2023 was primarily driven by an increase in net proceeds from the purchase and sale of marketable securities of approximately $14.7 million, which was partially offset by a reduction in cash outflows for acquisitions of approximately $1.2 million.

Cash Flows from Financing Activities

Cash flows used in financing activities was $1.6 million for the three months ended March 31, 2023. Cash flows provided by financing activities was $8.7 million for the three months ended March 31, 2022. The cash flows provided by financing activities decreased primarily due to: (i) a net reduction in proceeds from the issuance of preferred stock of $9.2 million; and (ii) an increase in payments on revolving lines of credit of $4.6 million. These reductions in cash flows provided by financing activities were partially offset by: (i) an increase in proceeds from the exercise of warrants of $2.2 million; and (ii) an increase in proceeds from borrowings under revolving lines of credit of $1.5 million.

Off-Balance Sheet Arrangements

As of March 31, 2023, the Company did not have any off-balance sheet arrangements.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. “Note 2, Summary of significant accounting policies” to the Consolidated Financial Statements in our 2022 Form 10-K describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Our critical accounting estimates, identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2022 Form 10-K, are stock-based compensation, revenue recognition, leases, goodwill, and income taxes. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the consolidated financial statements, and actual results could differ materially from the amounts reported.

Recent Accounting Pronouncements

See Part I, Item 1, “Note 2, Summary of significant accounting policies” for a detailed description of Recent Accounting Pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Risk

The Federal Reserve Board has been increasing interest rates, and it is anticipated that rate increases will continue throughout 2023. We are exposed to market risk from changes in interest rates on our variable-rate indebtedness (the ANS Line of Credit and BW Line of Credit). As of March 31, 2023, and December 31, 2022, we had $0.0 million and $5.0 million outstanding under the ANS Line of Credit, respectively, which bears interest at the Wall Street Journal prime rate (“Prime Rate”). As of March 31, 2023, and December 31, 2022, we did not have any outstanding balances on our BW Line of Credit, which bears interest at the Prime Rate.

As of March 31, 2023, if our borrowing rates were to change by 1%: (i) interest expense on our ANS Line of Credit would increase or decrease, as applicable, by $0.1 million on an annual basis, assuming our entire $8.0 million balance under the ANS Line of Credit was outstanding; and (ii) interest expense on our BW Line of Credit would increase or decrease, as applicable, by $0.1 million on an annual basis, assuming our entire $3.0 million balance under the BW Line of Credit was outstanding.

As of March 31, 2023, and December 31, 2022, we also had $27.8 million aggregate principal amount of fixed-rate senior notes payable (the “Notes Payable”) outstanding, which bear interest at a weighted average interest rate of 7.7%. Since our Notes Payable bear interest at fixed rates and are carried at amortized cost, fluctuations in interest rates do not have any impact on our consolidated financial statements. However, the fair value of the Notes Payable will fluctuate with movements in market interest rates, increasing in periods of declining interest rates and declining in periods of increasing interest rates. The Notes Payable are not subject to interest rate risk, but we may be subject to changes in interest rates if and when we refinance this debt at maturity or otherwise.

At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our interest rate risk.

Foreign Currency Risk

In our Telecommunications business, we perform services in foreign countries, that have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Euro. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, have negatively affected, and may continue to negatively affect, our revenue and other operating results as expressed in U.S. dollars.

We enter into transactions that are not denominated in their functional currency. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing monetary asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. Foreign currency exchange net losses of $0.0 million, and $0.3 million were recognized during the three months ended March 31, 2023, and 2022, respectively. If the Euro had weakened or strengthened by 10% compared to the U.S. dollar, our foreign currency exchange losses for the three months ended March 31, 2023, would have an immaterial impact on the consolidated financial statements. Revenue from foreign currency represents approximately 2% of total revenue.

Translation gains or losses, which are recorded in other comprehensive income or loss, result from translation of the assets and liabilities of our foreign subsidiaries into US dollars. Foreign currency exchange net losses of $0.0 million were recognized during the three months ended March 31, 2023, and 2022. If the Euro had weakened or strengthened by 10% compared to the U.S. dollar, our foreign currency exchange losses for the three months ended March 31, 2023 would have increased or decreased by approximately $0.0 million.

This sensitivity analysis has inherent limitations. While our largest exposure is to the Euro, the analysis disregards the possibility that rates of multiple foreign currencies will not always move in the same direction relative to the value of the U.S. dollar.

Item 4. Controls And Procedures Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

During the first quarter of 2023, we implemented a financial accounting and reporting system. We assessed any potential impacts on our internal controls and processes related both to the implementation of the system and the activities performed using the new system. As a result, we have implemented changes to our current processes and the respective control activities to align with the upgraded system functionality. We believe the necessary steps have been taken to monitor and maintain appropriate internal control over financial reporting during this period of change, and we will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

Other than the system implementation noted above, there were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(e) and 15d-15(e) of the Exchange Act that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II

OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation incidental to the conduct of our business. We are currently not a party to any legal proceedings that we believe would have a material effect on our business, financial position, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes to the risk factors associated with our business previously described in our Annual Report on Form 10-K filed with the SEC on March 15, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Market Information

Our common stock has been listed on the Nasdaq Global Market since April 12, 2022. Our common stock was quoted on the Pink Open Market from January 27, 2021, to April 11, 2022. Our common stock is currently quoted under the trading symbol “CRGE”.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Except as set forth below, we did not sell any of our equity securities during the three months ended March 31, 2023, that were not registered under the Securities Act and were not previously reported on a Current Report on Form 8-K filed by us.

During the three months ended March 31, 2023, we issued 3,200,000 shares of Series E preferred stock which generated cash proceeds of $1.6 million.

We deemed the issuances of the securities described above to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, relative to transactions by an Issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description
3.1 #	Certificate of Incorporation of GoIP Global, Inc., dated October 1, 2020 (Incorporated by reference to Exhibit 3.1 to our Form S-1 as filed on February 12, 2021)
3.2 #	Certificate of Designations of the Series A Preferred Stock, dated October 6, 2020 (Incorporated by reference to Exhibit 3.2 to our Form S-1 as filed on February 12, 2021)
3.3 #	Certificate of Amendment to the Certificate of Incorporation, dated December 11, 2020 (Incorporated by reference to Exhibit 3.3 to our Form S-1 as filed on February 12, 2021)
3.4 #	Certificate of Amendment to the Certificate of Incorporation, dated January 26, 2021 (Incorporated by reference to Exhibit 3.4 to our Form S-1 as filed on February 12, 2021)
3.5 #	Amendment to Certificate of Designations of the Series A Preferred Stock, dated March 29, 2021 (Incorporated by reference to Exhibit 3.5 to our Form S-1/A as filed on June 11, 2021)
3.6 #	Certificate of Designations of the Series B Preferred Stock, dated May 20, 2021 (Incorporated by reference to Exhibit 3.7 to our Form S-1/A as filed on June 11, 2021)
3.7 #	Certificate of Designations of the Series C Preferred Stock, dated December 17, 2021 (Incorporated by reference to Exhibit 3.8 to our Form 8-K as filed on December 23, 2021)
3.8 #	Certificate of Amendment of the Certificate of Incorporation, dated December 29, 2021 (Incorporated by reference to Exhibit 3.1 to our Form 8-K as filed on January 4, 2022)
3.9 #	Amended and Restated Certificate of Designations of the Series C Preferred Stock, filed on February 25, 2022 (Incorporated by reference to Exhibit 3.1 to our Form 8-K as filed on March 3, 2022)
3.10 #	Certificate of Amendment to the Certificate of Incorporation, dated September 27, 2022. (Incorporated by reference to Exhibit 3.1 to our Form 8-K as filed on September 28, 2022)
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
3.14 #

Certificate of Designation of Preferences, Rights and Limitations of Series E Preferred Stock filed on March 27, 2023 (Incorporated by reference to Exhibit 3.1 to our Form 8-K as filed on March 31, 2023)

10.01 #

Amended and Restated Registration Rights Agreement, dated March 27, 2023 by and between the Company and the Arena Investors (Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed on March 31, 2023)

10.02 #

Form of Indemnification Agreement by and between Charge Enterprises, Inc. and its individual directors and certain officers. (Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed on February 10, 2023)

18.1 **	Preferability Letter of Independent Registered Public Accounting Firm (Ernst & Young LLP)
31.1 **	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d- 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 **	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 ***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 ***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	Inline XBRL Instance Document.
101.SCH **	Inline XBRL Taxonomy Extension Schema.
101.CAL **	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.LAB **	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE **	Inline XBRL Taxonomy Presentation Linkbase.
101.DEF **	Inline XBRL Taxonomy Definition Linkbase Document.
104 **	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

Date: May 10, 2023	CHARGE ENTERPRISES, INC.

	By:	/s/ Andrew Fox
	Name	Andrew Fox
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Leah Schweller
	Name	Leah Schweller
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

