Form 10-Q
period 2023-06-30
Charge Enterprises, Inc.
filed 2023-08-14
CIK 1277250

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________to____________

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

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

As of August 2, 2023, a total of 214,984,545 shares of common stock, par value $0.0001 per share, were issued and outstanding.

CHARGE ENTERPRISES, INC.

Special Note Regarding Forward--Looking Statements

You should read this Quarterly Report on Form 10-Q, our Current Report on Form 8-K filed May 10, 2023 (our “May 10, 2023 Form 8-K”)  and our Annual Report on Form 10-K for the year ending December 31, 2022 (our “2022 Form 10-K”) completely and with the understanding that our actual future results, levels of activity, performance and achievements may be different from what we expect and that these differences may be material. We qualify all of our forward-looking statements by these cautionary statements.

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

Any forward-looking statement in this Form 10-Q reflects our current view with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our business, results of operations, industry, and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Form 10-Q in conjunction with our May 10, 2023 Form 8-K, our Annual Report on Form 10-K filed on March 15, 2023, and the documents that we reference herein and therein and have filed as exhibits hereto and thereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Charge Enterprises, Inc.
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
In thousands, except share and per share data	2023	2022 (As Adjusted)
Assets
Current assets
Cash and cash equivalents	$50,142	$26,837
Restricted cash	886	886
Accounts receivable net of allowances of $184 in 2023 and $322 in 2022	74,036	72,405
Inventory	118	111
Deposits, prepaids and other current assets	2,298	3,187
Investments in marketable securities	11,597	6,757
Investments in non-marketable securities	236	236
Contract assets	7,290	6,090
Total current assets	146,603	116,509

Property, plant and equipment, net	553	732
Finance lease right-of-use asset	600	341
Operating lease right-of-use asset	3,323	4,028
Non-current assets	248	240
Goodwill	12,672	12,672
Intangible assets, net	31,865	33,932
Total Assets	195,864	168,454

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$87,946	$61,644
Accrued liabilities	7,801	11,121
Contract liabilities	24,765	13,741
Derivative liability	59	6,521
Finance lease liability	163	112
Operating lease liability	1,336	1,579
Current portion of long-term debt	26,136	29,180
Total current liabilities	148,206	123,898

Non-current liabilities
Finance lease liability, non-current	374	146
Operating lease liability, non-current	1,809	2,199
Net deferred tax liability	1,170	1,410
Total Liabilities	151,559	127,653

Mezzanine Equity
Series C Preferred Stock (6,226,370 shares issued and outstanding at June 30, 2023, and December 31, 2022)	16,572	16,572
Total Mezzanine Equity	16,572	16,572

Commitments, contingencies and concentration risk

Stockholders' Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized;
Series D: 1,177,023 shares issued and outstanding at June 30, 2023, and December 31, 2022	-	-
Series E: 3,200,000 shares issued and outstanding at June 30, 2023, and 0 shares outstanding at December 31, 2022	-	-
Common stock, $0.0001 par value; 750,000,000 shares authorized 212,899,281 and 206,844,580 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	21	20
Additional paid in capital	201,989	179,723
Accumulated other comprehensive income (loss)	-	-
Accumulated deficit	(174,277)	(155,514)
Total Stockholders' Equity	27,733	24,229
Total Liabilities and Stockholders' Equity	$195,864	$168,454

The accompanying notes are an integral part of these consolidated financial statements.

Charge Enterprises, Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2023	2022 (As Adjusted)	2023	2022 (As Adjusted)
Revenues	$147,586	$181,041	$341,135	$344,019
Cost of sales	139,838	174,767	327,098	332,383
Gross profit	7,748	6,274	14,037	11,636

Operating expenses
General and administrative	5,433	6,452	10,539	12,059
Salaries and related benefits	9,156	7,799	18,283	15,747
Professional fees	446	848	912	1,912
Depreciation and amortization expense	1,192	1,103	2,402	1,312
Total operating expenses	16,227	16,202	32,136	31,030

(Loss) from operations	(8,479)	(9,928)	(18,099)	(19,394)

Other income (expenses):
Income (loss) from investments, net	666	(973)	962	(1,143)
Change in fair value of derivative liabilities	280	-	1,656	-
Interest expense	(1,488)	(7,160)	(3,026)	(8,924)
Loss on impairment	(58)	-	(58)	-
Other income (expense), net	637	776	1,028	1,034
Foreign exchange adjustments	(162)	170	(169)	(87)
Total other income (expenses), net	(125)	(7,187)	393	(9,120)

(Loss) before income taxes	(8,604)	(17,115)	(17,706)	(28,514)

Income tax (expense) benefit	(242)	(45)	(352)	1,328

Net (loss)	$(8,846)	$(17,160)	$(18,058)	$(27,186)
Less: Deemed dividend	-	(32,841)	-	(36,697)
Less: Preferred dividends	(362)	(353)	(724)	(620)
Net (loss) available to common stockholders	$(9,208)	$(50,354)	$(18,782)	$(64,503)

Basic income (loss) per share available to common stockholders	$(0.04)	$(0.26)	$(0.09)	$(0.34)
Diluted income (loss) per share available to common stockholders	$(0.04)	$(0.26)	$(0.09)	$(0.34)

Weighted average number of shares outstanding, basic	212,858	193,508	209,974	190,966
Weighted average number of shares outstanding, diluted	212,858	193,508	209,974	190,966

The accompanying notes are an integral part of these consolidated financial statements.

Charge Enterprises, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2023	2022 (As Adjusted)	2023	2022 (As Adjusted)
Net (loss)	$(8,846)	$(17,160)	$(18,058)	$(27,186)
Other comprehensive income (loss), net of tax
Components of comprehensive income (loss)	-	-	-	-
Other comprehensive income (loss), net of tax	-	-	-	-
Comprehensive (loss)	$(8,846)	$(17,160)	$(18,058)	$(27,186)

The accompanying notes are an integral part of these consolidated financial statements.

Charge Enterprises, Inc.
Consolidated Statements of Stockholders' Equity
(Unaudited)
							Additional Paid-In	Accumulated Other	Accumulated
	Preferred Stock		Common Stock		Common Stock to be Issued		Capital (As	Comprehensive	Deficit (As	Total (As
In thousands, except share data	Shares	Amount	Shares	Amount	Shares	Amount	Adjusted)	Income	Adjusted)	Adjusted)
Balance, December 31, 2021 (As Adjusted)	2,370,370	$-	184,266,934	$18	6,587,897	$1	$117,727	$(32)	$(103,366)	$14,348
Modified retrospective application of stock-based compensation accounting as of January 1, 2022	-	-	-	-	-	-	(3,320)	-	3,115	(205)
Stock-based compensation expense	-	-	-	-	-	-	10,744	-	-	10,744
Declaration of preferred dividends	-	-	-	-	-	-	-	-	(267)	(267)
Series C Preferred Stock	3,856,000	-	-	-	-	-	12,050	-	-	12,050
Beneficial conversion feature arising from preferred stock	-	-	-	-	-	-	2,651	-	-	2,651
Deemed dividend in connection with Series C Preferred Stock	-	-	-	-	-	-	-	-	(3,856)	(3,856)
Common stock issued for acquisition	-	-	5,201,863	1	-	-	17,530	-	-	17,531
Conversion of debt into common stock	-	-	319,950	-	-	-	80	-	-	80
Net loss	-	-	-	-	-	-	-	-	(13,141)	(13,141)
Balance, March 31, 2022 (As Adjusted)	6,226,370	$-	189,788,747	$19	6,587,897	$1	$157,462	$(32)	$(117,515)	$39,935
Stock-based compensation expense	-	-	-	-	-	-	9,343	-	-	9,343
Declaration of preferred dividends	-	-	-	-	-	-	-	-	(353)	(353)
Series D Preferred Stock	1,177,023	-	-	-	-	-	12,499	-	-	12,499
Common stock issued for private placement	-	-	1,428,575	-	-	-	4,696	-	-	4,696
Issuance of warrants for private placement	-	-	-	-	-	-	5,304	-	-	5,304
Issuance of shares committed in prior period	-	-	1,862,146	-	(1,862,146)	-	-	-	-	-
Settlement of holdback shares for acquisition	-	-	4,725,748	-	(4,725,748)	(1)	-	-	-	(1)
Exercise of warrants	-	-	5,973,515	1	-	-	1,072	-	-	1,073
Exercise of stock options	-	-	10,000	-	-	-	20	-	-	20
Vesting of restricted stock units	-	-	138,327	-	-	-	-	-	-	-
Conversion of Series B Preferred into common stock	-	-	2,155,594	-	-	-	6,165	-	-	6,165
Classification of Preferred C to Mezzanine Equity	(6,226,370)	-	-	-	-	-	(18,940)	-	6,256	(12,684)
Deemed dividend in connection with reclass of warrants to Derivative Liability	-	-	-	-	-	-	(7,601)	-	(32,841)	(40,442)
Other	-	-	-	-	(3)	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(19,642)	(19,642)
Modified retrospective application of stock-based compensation accounting							(2,538)		2,482	(56)
Balance, June 30, 2022 (As Adjusted)	1,177,023	$-	206,082,652	$20	-	$-	$167,482	$(32)	$(161,613)	$5,857

The accompanying notes are an integral part of these consolidated financial statements.

Charge Enterprises, Inc.
Consolidated Statements of Stockholders' Equity
(Unaudited)
							Additional	Accumulated Other
	Preferred Stock		Common Stock		Common Stock to be Issued		Paid-In	Comprehensive	Accumulated
In thousands, except share data	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2022 (As Adjusted)	1,177,023	$-	206,844,580	$20	-	$-	$179,723	$-	$(155,514)	$24,229
Stock-based compensation expense	-	-	(444)	-	-	-	5,902	-	-	5,902
Declaration of preferred dividends	-	-	-	-	-	-	-	-	(362)	(362)
Exercise of warrants	3,200,000	-	4,400,000	1	-	-	3,799	-	-	3,800
Derivative liability impact to exercise of warrants	-	-	-	-	-	-	4,806	-	-	4,806
Exercise of stock options	-	-	75,000	-	-	-	43	-	-	43
Common stock issued for acquisition	-	-	1,530,145	-	-	-	2,752	-	-	2,752
Net loss	-	-	-	-	-	-	-	-	(9,212)	(9,212)
Balance, March 31, 2023	4,377,023	$-	212,849,281	$21	-	$-	$197,025	$-	$(165,088)	$31,958
Stock-based compensation expense	-	-	50,000	-	-	-	4,964	-	-	4,964
Declaration of preferred dividends	-	-	-	-	-	-	-	-	(362)	(362)
Other	-	-	-	-	-	-	-	-	19	19
Net loss	-	-	-	-	-	-	-	-	(8,846)	(8,846)
Balance, June 30, 2023	4,377,023	$-	212,899,281	$21	-	$-	$201,989	$-	$(174,277)	$27,733

The accompanying notes are an integral part of these consolidated financial statements.

Charge Enterprises, Inc.
Consolidated Statement of Cash Flows
(Unaudited)
	Six Months Ended June 30,
	2023	2022 (As Adjusted)
In thousands

Cash flows from Operating Activities:
Net loss	$(18,058)	$(27,186)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization	2,067	861
Depreciation	335	451
Stock-based compensation	10,866	14,228
Change in fair value of derivative liabilities	(1,656)	-
Amortization of debt discount	1,980	7,444
Loss on foreign currency exchange	169	87
Loss on impairment	58	-
Net loss (gain) from investments	(962)	1,143
Other expense, net	(794)	(855)
Change in deferred income taxes	(219)	(1,328)
Changes in working capital requirements:
Accounts receivable	(1,776)	(1,856)
Inventory	(6)	(57)
Deposits, prepaids and other current assets	112	(304)
Other assets / liabilities	124	(30)
Contract assets	(1,200)	(3,445)
Accounts payable	26,477	27,162
Other current liabilities	186	1,062
Contract liabilities	11,024	(1,741)
Net cash provided by operating activities	28,727	15,636

Cash flows from Investing Activities:
Acquisition of property, plant and equipment	(102)	(70)
Sale of intellectual property	794	159
Purchase of marketable securities	(22,530)	(43,255)
Sale of marketable securities	18,612	34,901
Acquisition of EV Depot	1	(1,231)
Cash acquired in acquisitions	-	104
Net cash (used in) investing activities	(3,225)	(9,392)

Cash flows from Financing Activities:
Proceeds from sale of common stock	-	10,000
Proceeds from sale of Series C preferred stock	-	10,845
Proceeds from issuance of Series E preferred stock	1,600	-
Proceeds from exercise of warrants	2,200	1,072
Proceeds from exercise of stock options	41	20
Draws from revolving line of credit	4,717	10,409
Payments on revolving line of credit	(9,741)	(9,550)
Payment on financing lease	(141)	(102)
Payment of dividends on preferred stock	(724)	(498)
Net cash (used in) provided by financing activities	(2,048)	22,196

Effect of foreign exchange rate changes	(149)	(97)

Net Increase in Cash and Cash Equivalents	23,305	28,343
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	27,723	18,238
Cash, Cash Equivalents, and Restricted Cash, End of Period	$51,028	$46,581

Cash paid for interest expense	$969	$1,477
Cash paid for income taxes	$718	$-
Non-cash investing and financing activities:
Issuance of common stock for acquisition	$-	$17,530

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

This Form 10-Q should be read in conjunction with the current report on Form 8-K filed with the SEC on May 10, 2023 (the “May 10, 2023 Form 8-K”) and the consolidated financial statements and related notes included in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2022, and filed with the SEC on March 15, 2023, as part of the Company’s Annual Report on Form 10-K (the "2022 Annual Report"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

There have been no material changes from Note 2, Summary of significant accounting policies, as described in the notes to the Company’s consolidated financial statements contained in the May 10, 2023 Form 8-K and the 2022 Annual Report, other than as noted below.

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

Revenue

Nature of Services

Infrastructure

The Company’s Infrastructure segment revenues are derived from: (i) broadband and wireless; (ii) electrical contracting services; (iii) electric vehicle charging infrastructure; and (iv) fleet services.

Broadband and wireless, electrical contracting, and electric vehicle charging infrastructure primarily involve design, engineering and construction services.  Types of services typically include providing: (i) end-to-end network design and implementation services for telecommunication and wireless carriers, cable companies and enterprise organizations; (ii) cell tower construction and modification services for national and regional wireless service providers, tower owners, and federal, state, and local government agencies; (iii) cellular distributed antenna systems (“DAS”) and bi-directional antenna (“BDA”) public safety systems from initial Radio Frequency (“RF”) site assessment, through design, engineering, implementation, and testing; (iv) DAS maintenance and monitoring service, including an in-house 24 hour network operations center, utilizing Software-as-a-Service cloud-based software and customized maintenance program; (v) scalable and energy-efficient mission critical power systems to meet the demand of data equipment deployment for mission critical data centers; (vi)  electrical and telecommunications construction and facilities services to commercial, industrial, and institutional facilities; and (vii) end-to-end solutions for safe, reliable, flexible and scalable charging ecosystems.

Projects can be performed under individual contracts or a statement of work under a master service agreement, which are generally multi-year agreements.  The typical length of projects can vary and depends on size and complexity: broadband and wireless – two to three months; electrical contracting services – six months to three years; electric vehicle charging infrastructure – three to twelve months.

The types of services for fleet services primarily involve leasing and maintenance of real property to commercial and fleet operator customers in return for payment. Lease agreements include fixed payments and vary in length from 12 months to 3 years.

Telecommunications

The Company’s Telecommunications segment revenues are derived from operating a global telecommunication network consisting of domestic switching and related peripheral equipment, carrier-grade routers, and switches for internet and circuit-based services.  Types of services typically include providing: (i) routing of voice, data, and Short Message Services (“SMS”) to Carriers and Mobile Network Operators (“MNO”) globally; and (ii) customers with internet-protocol-based and time-division multiplexing (“TDM”) access for the transport of long-distance voice and data minutes.

The Company’s Telecommunications segment operates an extensive network of direct routes and offers premium voice communication services for carrying a mix of business, residential and carrier long-distance traffic, data and transit traffic. Telecommunications has both a customer and vendor relationship with most parties. Telecommunications provides the customer routing services through the Telecommunications supplier routes on incoming calls and then Telecommunications purchases routing services from other vendor’s supplier routes in order to complete the call.

Revenue Recognition

Revenue is recognized when a customer obtains control of promised services. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those services. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised services in the contract; (ii) determination of whether the promised services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company’s primary revenue stream is from services. The Company recognizes as revenues the amount of the transaction price for the performance obligation when the performance obligation is satisfied or as it is satisfied.

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

Contract assets represent when revenues are recognized in advance of invoice issuance. These assets are presented separately on the consolidated balance sheet and are converted to accounts receivable once the Company’s right to the consideration becomes unconditional, which varies by contract but is generally based on achieving certain acceptance milestones. The Company recognizes the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset would be one year or less.

Infrastructure

Broadband and wireless, electrical contracting services, and electric vehicle charging projects often require significant services to integrate complex activities and equipment into a single deliverable and are therefore generally accounted for as a single performance obligation, even when delivering multiple services that are capable of being distinct. Contract amendments and change orders, which are generally not distinct from the existing contract, are typically accounted for as a modification of the existing contract and performance obligation.

The Company recognizes revenues from these services over time using an input method, based on assessment of performance completed to date. The Company uses the percentage of completion method when it measures its progress towards completion of the performance obligation based on the ratio of costs incurred to date to total estimated costs at completion under the contract.  The Company believes that this approach faithfully depicts the Company’s performance toward complete satisfaction of the performance obligation as it accurately measures the transfer of control of the finished product to the customer.

Due to the nature of the Company’s performance obligations, the estimation of total revenue and cost at completion is complex, subject to many variables and requires significant judgment. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the cost and availability of materials, the performance of subcontracts, and the availability and timing of funding from the customer, among other variables. As a significant change in one or more of these estimates could affect the profitability of contracts, the Company updates contract-related estimates regularly through a review process in which management evaluates the progress and execution of each performance obligation and the estimated cost at completion. As part of this process, management reviews information including, but not limited to, any outstanding key contract matter, progress towards completion and the related program schedule and the related changes in estimates of revenues and costs. The Company recognizes adjustments in estimated profit on contracts on a cumulative catch-up basis. Therefore, the impact of the adjustment on profit recorded to date is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance is recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, the Company recognizes a provision for the entire loss in the period it is identified.

The nature of the Company’s contracts gives rise to several types of variable consideration, including claims and unpriced change orders. The Company includes variable consideration in the estimated transaction price when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The Company estimates the amount of variable consideration to be included in the transaction price, using the expected value or the most likely amount method, which is expected to better predict the amount. The Company’s estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on assessments of legal enforceability, performance, and all information that is reasonably available to the Company.

Fleet services include a single deliverable of leased parking spaces. The Company recognizes revenues from these services evenly over the life of the contracts.

Telecommunications

The amount of consideration the Company receives and revenue it recognizes is fixed based upon contractually agreed upon rates. The Company recognizes revenue at a point in time when the voice, data and SMS are routed, and the performance obligation is satisfied.

Revenue is earned based on the number of minutes during a call multiplied by the price per minute and is recorded upon completion of a call. Incomplete calls are not revenues earned by Telecommunications and may occur as a result of technical issues or because the customer’s credit limit was exceeded and thus the customer routing of traffic was prevented. Telecommunications evaluates gross versus net revenue recognition for each of its contractual arrangements by assessing indicators of control to determine whether Telecommunications acts as a principal (i.e., gross recognition) or an agent (i.e., net recognition). Telecommunications has determined that it acts as a principal for all of its performance obligations as Telecommunications may accept or reject calls, determines the routing decision and routing vendor and has the risk of financial loss on revenues from customers and amounts owed to the vendors. Net revenue represents gross revenue, net of allowance for doubtful accounts receivable, service credits and service adjustments. Cost of revenue includes network costs that consist of access, transport and termination costs. The majority of Telecommunications’ cost of revenue is variable, primarily based upon minutes of use, with transmission and termination costs being the most significant expense.

Refer to Note 4, Revenue, for additional information on the Company’s revenue.

Cost of Sales

Cost of sales consists primarily of network telecommunication costs, contracted services, salaries and related employee benefits, including stock-based compensation, material and equipment costs, travel and other costs related to vehicles, training and lease expense.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract as compared with current U.S. GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective for the Company as of January 1, 2024. Early adoption is permitted. Management is currently evaluating the effect of the adoption of ASU 2020-06 on the consolidated financial statements, but currently does not believe ASU 2020-06 will have a significant impact on the Company’s financial statements because it no longer has convertible debt outstanding. The Company will continue to monitor relevant accounting pronouncements.

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

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(amounts, in thousands, except per share data)
Stock-based compensation
Prior to revision	$5	$9,761	$5,547	$20,505
Revision	4,959	(2,538)	5,319	(5,858)
As revised	$4,964	$7,223	$10,866	$14,647
Loss from operations
Prior to revision	$(3,520)	$(12,466)	$(12,780)	$(25,252)
Revision	(4,959)	2,538	(5,319)	5,858
As revised	$(8,479)	$(9,928)	$(18,099)	$(19,394)
Income tax benefit (expense)
Prior to revision	$(242)	$11	$(352)	$1,589
Revision	-	(56)	-	(261)
As revised	$(242)	$(45)	$(352)	$1,328
Net income (loss)
Prior to revision	$(3,887)	$(19,642)	$(12,739)	$(32,783)
Revision	(4,959)	2,482	(5,319)	5,597
As revised	$(8,846)	$(17,160)	$(18,058)	$(27,186)
Basic income (loss) per share available to common stockholders
Prior to revision	$(0.02)	$(0.27)	$(0.06)	$(0.37)
Revision	(0.02)	0.01	(0.03)	0.03
As revised	$(0.04)	$(0.26)	$(0.09)	$(0.34)
Diluted income (loss) per share available to common stockholders
Prior to revision	$(0.02)	$(0.27)	$(0.06)	$(0.37)
Revision	(0.02)	0.01	(0.03)	0.03
As revised	$(0.04)	$(0.26)	$(0.09)	$(0.34)

The opening balances of accumulated deficit and additional paid in capital as of December 31, 2021, have been adjusted by $8.0 million and $9.1 million, respectively to reflect the cumulative effect of the change.

	As of
	June 30,	December 31,
	2023	2022
	(amounts, in thousands)
Net deferred tax (liability) asset
Prior to revision	$(1,144)	$(1,389)
Revision	(26)	(21)
As revised	$(1,170)	$(1,410)
Additional paid in capital
Prior to revision	$214,763	$197,816
Revision	(12,774)	(18,093)
As revised	$201,989	$179,723
Accumulated deficit
Prior to revision	$(187,025)	$(173,586)
Revision	12,748	18,072
As revised	$(174,277)	$(155,514)
Total stockholders' equity
Prior to revision	$27,759	$24,250
Revision	(26)	(21)
As revised	$27,733	$24,229

Stock-based compensation correction of immaterial error

In 2023, the Company identified a misstatement related to its presentation of stock-based compensation in its consolidated statements of operations. Although determined to be immaterial, the Company elected to correct the immaterial misstatement and reclassified its stock-based compensation expense to the same financial statement line item as cash compensation paid to the same employees and nonemployees.

The reclassification reflects the change in accounting principle discussed above and had no incremental impact on the consolidated balance sheets, consolidated statements of comprehensive income (loss), consolidated statements of stockholders’ equity, or consolidated statement of cash flows. There was no net effect to the amounts reported for (loss) from operations as a result of this reclassification. However, cost of sales, gross profit, stock-based compensation, general and administrative, salaries and related benefits, and total operating expenses each were adjusted as shown below to reflect the reclassification.

The following tables present the effect of the reclassification on the Company’s previously reported financial statements.

	Year Ended December 31,
	2022	2021	2020
	(amounts, in thousands)
Cost of sales
Prior to revision	$669,620	$465,503	$83,554
Revision	2,503	1,771	-
As revised	$672,123	$467,274	$83,554
Gross Profit
Prior to revision	$28,213	$11,515	$1,172
Revision	(2,503)	(1,771)	-
As revised	$25,710	$9,744	$1,172
Stock-based compensation
Prior to revision	$26,499	$21,801	$2,005
Revision	(26,499)	(21,801)	(2,005)
As revised	$-	$-	$-
General and administrative
Prior to revision	$14,392	$7,995	$2,020
Revision	9,117	11,011	121
Other Reclassifications	(677)	-	-
As revised	$22,832	$19,006	$2,141
Salaries and related benefits
Prior to revision	$16,677	$8,806	$687
Revision	14,879	9,019	1,884
Other Reclassifications	657	-	-
As revised	$32,203	$17,825	$2,571
Total operating expenses
Prior to revision	$67,225	$40,977	$5,922
Revision	(2,503)	(1,771)	-
Other Reclassifications	(20)	-	-
As revised	$64,702	$39,206	$5,922

	Three Months Ended
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
	(amounts, in thousands)
Cost of sales
Prior to revision	$156,812	$173,760	$178,951	$160,097
Revision	804	704	506	489
Other Reclassifications	-	303	303	(606)
As revised	$157,616	$174,767	$179,760	$159,980
Gross Profit
Prior to revision	$6,166	$7,281	$6,906	$7,860
Revision	(804)	(704)	(506)	(489)
Other Reclassifications	-	(303)	(303)	606
As revised	$5,362	$6,274	$6,097	$7,977
Stock-based compensation
Prior to revision	$7,424	$7,223	$5,867	$5,985
Revision	(7,424)	(7,223)	(5,867)	(5,985)
As revised	$-	$-	$-	$-
General and administrative
Prior to revision	$2,742	$3,908	$3,516	$4,266
Revision	2,865	2,704	1,775	1,773
Other Reclassifications	-	(160)	(150)	(367)
As revised	$5,607	$6,452	$5,141	$5,632
Salaries and related benefits
Prior to revision	$4,193	$4,127	$4,417	$3,930
Revision	3,755	3,815	3,586	3,723
Other Reclassifications	-	(143)	(153)	953
As revised	$7,948	$7,799	$7,850	$8,607
Total operating expenses
Prior to revision	$15,632	$16,906	$14,596	$20,091
Revision	(804)	(704)	(506)	(489)
Other Reclassifications	-	(303)	(303)	586
As revised	$14,828	$16,202	$14,090	$19,582

Three Months Ended
March 31, 2023
(amounts, in thousands)
Cost of sales
Prior to revision	$186,828
Revision	432
As revised	$187,260
Gross Profit
Prior to revision	$6,721
Revision	(432)
As revised	$6,289
Stock-based compensation
Prior to revision	$5,902
Revision	(5,902)
As revised	$-
General and administrative
Prior to revision	$3,345
Revision	1,760
As revised	$5,105
Salaries and related benefits
Prior to revision	$5,418
Revision	3,710
As revised	$9,128
Total operating expenses
Prior to revision	$16,341
Revision	(432)
As revised	$15,909

Note 3. Fair value measurements

Recurring Fair Value Measurements

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis:

	June 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Measured at Net Asset Value as a Practical Expedient	Total
Assets:
Marketable securities (Note 5)	$9,919	$-	$-	$1,678	$11,597
Liabilities:
Derivative liabilities (Note 9)	$-	$59	$-	$-	$59

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

The Company had a contingent consideration liability of $3.5 million as of December 31, 2022, related to the Company’s acquisition of EV Group Holdings LLC, and its settlement occurred in the first quarter of 2023. The contingency was based on the Company's average share price for the month ending December 31, 2022. As a result of the settlement of this contingent consideration liability, the Company issued 1,530,145 additional shares of common stock to the sellers. The contingent consideration liability was reflected in accrued liabilities on the consolidated balance sheet, and the remeasurement was reflected in other income (expense), net on the consolidated statement of operations as of and for the period ended December 31, 2022.

Nonrecurring Fair Value Measurements

The Company also has investments in non-marketable securities, which are primarily equity securities in a non-public company that do not have readily determinable fair values. Such investments are initially recorded at cost and adjusted to fair value on a nonrecurring basis through earnings for observable price changes in orderly transactions for identical or similar transactions of the same company (Level 2 of U.S. GAAP fair value hierarchy). Historical adjustments have not been material. The carrying amount of these equity securities is $0.2 million as of June 30, 2023, and December 31, 2022, and is included in non-marketable securities on the consolidated balance sheet. There were no increases or decreases in the fair value of the non-marketable securities for the six months ended June 30, 2023, and 2022.

Note 4. Revenue

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers. Accounts receivable in the table below exclude other receivables that are not generated from contracts with customers. These amounts are $0.1 million and $0.0 million as of June 30, 2023, and December 31, 2022, respectively.

(in thousands)	June 30, 2023	December 31, 2022
Receivables included in "Accounts receivable net of allowances"	$73,998	$72,405
Contract assets	7,290	6,090
Contract liabilities - current	24,765	13,741

The Company has remaining performance obligations of $138.2 million at June 30, 2023. This figure is inclusive of the Company’s deferred revenue and its backlog. The Company only includes projects within its backlog reporting if there is a signed contract, purchase order or other legally binding agreement.  There can be no assurance that the Company’s backlog will be earned as revenue in any particular period, if at all. Included within this figure is $24.8 million of deferred revenue that is classified within current liabilities on the consolidated balance sheets. The Company expects to earn the full amount of its deferred revenue within the next twelve months. The Company anticipates it will recognize approximately 46% of its remaining performance obligations within backlog as revenue in 2023, approximately 53% in 2024, and the remainder in 2025.

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

Significant changes in the balance of contract liabilities during the period are as follows:

(in thousands)
Balance at December 31, 2022	$13,741
Revenue recognized during the period that was included in the beginning balance	(12,084)
Additions, net of revenue recognized during the period	23,108
Balance at June 30, 2023	$24,765

Disaggregation of Revenue

The following table presents the Company’s revenues disaggregated by segment:

	Three Months Ended June 30,
(in thousands)	2023	2022
Revenue:
Infrastructure	$29,954	$25,433
Telecommunications	117,632	155,608
Total	$147,586	$181,041

	Six Months Ended June 30,
(in thousands)	2023	2022
Revenue:
Infrastructure	$57,451	$45,051
Telecommunications	283,684	298,968
Total	$341,135	$344,019

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

The fair value of these marketable securities is as follows:

(in thousands)	June 30, 2023	December 31, 2022
Brokerage Account	$11,597	$6,757

During the three months ended June 30, 2023, the Company recognized net gains of $0.7 million on marketable securities and other investments, which included $0.1 million of realized losses and $0.8 million of unrealized gains on marketable securities. During the six months ended June 30, 2023, the Company recognized net gains of $1.0 million on marketable securities and other investments, which included $0.1 million of realized losses and $1.1 million of unrealized gains on marketable securities.

During the three months ended June 30, 2022, the Company recognized net losses of $1.0 million on marketable securities and other investments, which included $0.6 million of realized losses and $0.4 million of unrealized losses on marketable securities. During the six months ended June 30, 2022, the Company recognized net losses of $1.1 million on marketable securities and other investments, which included $1.0 million of realized losses and $0.1 million of unrealized losses on marketable securities.

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

The following table presents goodwill by reportable segment:

(in thousands)	Infrastructure	Telecommunications	Consolidated Total
Goodwill, net, as of December 31, 2022	$11,900	$772	$12,672
Goodwill, net, as of June 30, 2023	$11,900	$772	$12,672

The Company’s goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The Company conducts its annual impairment analyses as of October 1 each year. There were no indicators of impairment during the three-month and six-month period ended June 30, 2023.

The Company performs a review of its intangible assets for impairment when evidence exists that the carrying value of an asset may not be recoverable. There were no events or changes in circumstances which indicated the Company’s intangible assets may not be recoverable. Accordingly, no impairment assessments were conducted on its intangible assets during the three-month and six-month period ended June 30, 2023.

The following table presents intangible assets:

	June 30, 2023			December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$30,849	$(3,517)	$27,332	$30,849	$(2,489)	$28,360
Backlog	3,322	(1,661)	1,661	3,322	(1,107)	2,215
Non-compete agreements	3,729	(1,361)	2,368	3,729	(895)	2,834
Off-market favorable leases	955	(955)	-	955	(955)	-
Brand	560	(56)	504	560	(37)	523
Total	$39,415	$(7,550)	$31,865	$39,415	$(5,483)	$33,932

Note 7. Related party transactions

In 2022, the Company entered into a special advisor agreement with KORR Acquisitions Group, Inc., a stockholder of the Company. The agreement included an upfront payment of $0.5 million and currently includes a monthly advisory fee of $25,000. Mr. Orr, the former Chairman of the Company, has sole voting and dispositive power over the shares held by KORR Acquisitions Group, Inc. and its affiliates.

Note 8. Debt

Debt was comprised of the following as of the periods indicated:

(in thousands)	June 30, 2023	December 31, 2022
Line of Credit
ANS Line of Credit	$-	$5,024
Total Line of Credit	-	5,024
Notes Payable
Issued on May 19, 2021	11,860	11,860
Issued on December 17, 2021	15,926	15,926
Total Face Value of Notes Payable	27,786	27,786
Less: Unamortized Discount	(1,650)	(3,630)
Net Carrying Value of Notes Payable	26,136	24,156
Total debt before deferred financing costs	26,136	29,180
Current amount of Notes Payable	26,136	24,156
Current amount of Line of Credit	-	5,024
Total current portion of long-term debt	26,136	29,180
Total long-term debt, net of current portion	$-	$-

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

Conversion of Convertible Notes to Preferred Stock

In the second quarter of 2022, the Convertible Notes were exchanged for 1,177,023 shares of Series D preferred stock (“Series D Preferred Stock”). As a result of this exchange, the Company has no Convertible Notes Payable outstanding at June 30, 2023, and December 31, 2022. Refer to Note 12, Stockholders’ equity, for additional information.

April 30, 2020, Sutton Global Note

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

Line of credit

Nextridge Inc. (“Nextridge”) and its operating subsidiary Advance Network Services, LLC. (“ANS”) have a revolving $8.0 million line of credit (the “ANS Line of Credit”) available with a bank, collateralized by all the assets of Nextridge and ANS. Interest is payable monthly at the Wall Street Journal prime rate (8.25% and 7.50% at June 30, 2023, and December 31, 2022, respectively). As of June 30, 2023, and December 31, 2022, the Company had outstanding balances of $0 and $5.0 million, respectively, on this ANS Line of Credit.

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

On November 18, 2022, Nextridge and ANS renewed a $750,000 equipment and vehicle line of credit available with a bank. Interest is payable monthly at the Wall Street Journal prime rate. On December 1, 2023, the line will convert to a term loan with the then five-year Federal Home Loan Bank rate + 2.5% and have a five-year term with a five-year amortization. There are no financial commitments or covenants on the line of credit. As of June 30, 2023, and December 31, 2022, the Company had an outstanding balance of $0 on this line of credit.

B W Electrical Services, LLC. (“BW”) had a revolving $3.0 million line of credit (the “BW Line of Credit”) available with a bank, collateralized by all the assets of BW. Interest was payable monthly at the Wall Street Journal prime rate (8.25% and 7.50% at June 30, 2023, and December 31, 2022, respectively) The BW Line of Credit expired August 1, 2023 and management is evaluating possible renewal.

Advances under the line of credit were limited to 75% of BW’s eligible accounts receivable. At all times during the loan term BW was required to maintain a minimum increase in the net retained earnings of $0.2 million tested annually and maintain a maximum seller funded debt to EBIDA of 2.0x tested semi-annually on a trailing twelve-month basis beginning with the period ended June 30, 2022. In addition to the security interest in the assets of BW, the line of credit was guaranteed by the Company and Charge Infrastructure Holdings, Inc., the parent of BW and a subsidiary of the Company. As of June 30, 2023, and December 31, 2022, the Company had no outstanding balance on the BW Line of Credit. At June 30, 2023, and December 31, 2022, the Company was in compliance with the aforementioned covenants.

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

The securities purchase agreements entered into in May 2021 and December 2021 include certain negative covenants, including restrictions on future variable rate transactions and limitations on the Company’s ability to incur indebtedness other than Permitted Indebtedness (as defined in the respective agreements) while liabilities to the investors remain outstanding. The securities purchase agreement entered into in December 2021 Notes also contain a most-favored nations provision, such that, if the Company subsequently issues securities having more favorable terms (“Other Securities”), the purchasers may exchange their securities for Other Securities.

Interest Expense

The components of interest expense are as follows:

	Three Months Ended June 30,
(in thousands)	2023	2022
Interest expense	$(498)	$(746)
Amortization of debt discount	(990)	(6,414)
Total net interest expense	$(1,488)	$(7,160)

	Six Months Ended June 30,
(in thousands)	2023	2022
Interest expense	$(1,046)	$(1,480)
Amortization of debt discount	(1,980)	(7,444)
Total net interest expense	$(3,026)	$(8,924)

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

In the first quarter of 2023, the Arena Investors (defined below) exercised 7.6 million warrants issued in May 2020 (the “May 2020 Warrants”) into: (i) 4,400,000 shares of common stock; and (ii) 3,200,000 shares of Series E preferred stock (“Series E preferred stock”). In connection with this exercise, the Company revalued the exercised warrants immediately before the exercise and recorded a gain of $0.9 million with an offsetting reduction to the outstanding derivative liability. The Company revalued the remaining warrants as of March 31, 2023 and June 30, 2023, and recorded a gain of $0.5 million and $0.3 million, respectively, with an offsetting reduction to the outstanding derivative liability. These gains on the remeasurement of the warrants are included in the Change in fair value of derivative liabilities line item on the consolidated statement of operations. Refer to Note 12, Stockholders’ equity, and Note 13, Stock-based compensation, for additional information.

The following tables summarize the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing reflected on the change in fair value of derivative liabilities line on the consolidated statement of operations:

	Three Months Ended June 30,
(in thousands)	2023	2022
Derivative liability beginning balance	$339	$-
Change in fair value of derivative liabilities	(280)	-
Warrant exercise	-	-
Derivative liability ending balance	$59	$-

	Six Months Ended June 30,
(in thousands)	2023	2022
Derivative liability beginning balance	$6,521	$-
Change in fair value of derivative liabilities	(1,656)	-
Warrant exercise	(4,806)	-
Derivative liability ending balance	$59	$-

Note 10. Leases

Lease Revenue

The Company leases commercial properties under agreements that are classified as operating leases. The Company’s commercial property leases generally include minimum rents and do not include recoveries for property taxes and common area maintenance.

The Company’s rental revenues are earned from its operating subsidiary EVDepot, LLC (“EV Depot”) operations and are a component of Infrastructure revenues disclosed in Note 4, Revenue. The following table summarizes the fixed components of rental revenue for the six and three months ended June 30, 2023, and 2022:

	Three Months Ended June 30,
(in thousands)	2023	2022
Revenue:
Fixed component	$843	$1,264
Variable component	-	-
Total	$843	$1,264

	Six Months Ended June 30,
(in thousands)	2023	2022
Revenue:
Fixed component	$1,733	$2,411
Variable component	-	-
Total	$1,733	$2,411

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

Refer to Note 4, Revenue, for additional information on the Company’s revenue by segment. Summary information with respect to the Company’s income (loss) from operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022 (As Adjusted)	2023	2022 (As Adjusted)
Income (loss) from operations:
Infrastructure	$(678)	$(1,635)	$(2,865)	$(3,142)
Telecommunications	3	241	(137)	625
Non-operating corporate	(7,804)	(8,534)	(15,097)	(16,877)
Total	$(8,479)	$(9,928)	$(18,099)	$(19,394)

A reconciliation of the Company’s consolidated segment loss from operations to consolidated loss from operations before income taxes and net loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022 (As Adjusted)	2023	2022 (As Adjusted)
Loss from operations	$(8,479)	$(9,928)	$(18,099)	$(19,394)
Income (loss) from investments, net	666	(973)	962	(1,143)
Change in fair value of derivative liabilities	280	-	1,656	-
Interest expense	(1,488)	(7,160)	(3,026)	(8,924)
Loss on impairment	(58)	-	(58)	-
Other income (expense), net	637	776	1,028	1,034
Foreign exchange adjustments	(162)	170	(169)	(87)
Total other expenses	(125)	(7,187)	393	(9,120)
Loss from operations before income taxes	(8,604)	(17,115)	(17,706)	(28,514)
Income tax (expense) benefit	(242)	(45)	(352)	1,328
Net loss	$(8,846)	$(17,160)	$(18,058)	$(27,186)

Summary information with respect to the Company’s operating segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Depreciation and amortization:
Infrastructure	$1,183	$1,062	$2,373	$1,227
Telecommunications	9	41	29	85
Total	$1,192	$1,103	$2,402	$1,312

	Six Months Ended June 30,
(in thousands)	2023	2022
Capital expenditures:
Infrastructure	$102	$70
Telecommunications	-	-
Total	$102	$70

(in thousands)	June 30, 2023	December 31, 2022
Investments:
Infrastructure	$1,685	$1,389
Telecommunications	-	-
Non-operating corporate	10,148	5,604
Total	$11,833	$6,993

(in thousands)	June 30, 2023	December 31, 2022 (As Adjusted)
Assets:
Infrastructure	$104,480	$102,248
Telecommunications	67,105	42,046
Non-operating corporate	24,279	24,160
Total	$195,864	$168,454

Note 12. Stockholders’ equity

The Company has evaluated each series of preferred stock for proper classification under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. ASC 480 generally requires liability classification for financial instruments that are certain to be redeemed, as they represent obligations to purchase shares of stock or represent obligations to issue a variable number of common shares. Series C preferred stock is classified as a liability within mezzanine equity on the consolidated balance sheet as of June 30, 2023, and December 31, 2022.

The Company has 20,000,000 shares of preferred stock authorized with a par value of $0.0001.

Permanent Equity

Preferred Stock

Series D: On June 30, 2022, the Company entered into an exchange agreement with funds affiliated with Arena Investors LP (“Arena Investors”) pursuant to which the Company issued 1,177,023 shares of Series D preferred stock. The Series D preferred stock was issued in exchange for the Convertible Notes. The total principal of the Convertible Notes was $12.5 million. The remaining unamortized discount as of June 30, 2022, of $4.3 million was fully amortized during the period ended June 30, 2022, and included in interest expense on the consolidated statement of operations. As of June 30, 2023, and December 31, 2022, there were 1,177,023 shares of Series D preferred stock issued and outstanding.

The Series D preferred stock has the following designations:

•	Convertible at the option of the holder into common stock at $0.4248 per share
•	The Series D liquidation preference is equal to $10.6191 per share
•	The holders are entitled to receive cumulative quarterly dividends at a fixed annual rate of 2.25% of the liquidation preference, or $0.23893 per share
•	No voting rights

In addition to the exchange of the Convertible Notes, the related 11.8 million outstanding warrants to purchase common stock were amended to allow the holder to exercise for a to-be-issued class of the Company’s preferred stock, convertible into the same number of shares of common stock as would have been issued upon exercise of such warrants under the original terms. This amendment caused the instruments to be treated as a derivative liability beginning on June 30, 2022. The transition to derivative accounting created a derivative liability of $40.4 million and a related deemed dividend of $32.8 million. Changes in the fair value of the derivative liability are marked to market through the consolidated statement of operations in the respective period.

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

Common Stock

On April 20, 2022, the Company entered into a securities purchase agreement with an affiliate of Island Capital Group, LLC pursuant to which the Company issued 1,428,575 shares of Charge’s common stock and three-year warrants to purchase up to 2,000,000 shares of Charge’s common stock at $8.50 per share for an aggregate purchase price of $10.0 million. The purchase price was allocated between common stock and warrants and is reported within common stock and additional paid-in capital on the consolidated balance sheet. Pursuant to the purchase agreement, until February 2025, the purchaser has the right to participate, up to 25% in any issuance by the Company of indebtedness, common stock or common stock equivalents for cash other than exempt issuances, as defined in the agreement.

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

On February 25, 2022, the Company entered into a securities purchase agreement with an affiliate of Island Capital Group LLC pursuant to which it issued 3,856,000 Series C preferred stock at an aggregate face value of $12.1 million for an aggregate purchase price of $10.8 million. The Company has valued and recorded the beneficial conversion feature of the Series C preferred stock resulting in a deemed dividend at the time of issuance. As of June 30, 2023, and December 31, 2022, there were 6,226,370 shares of Series C preferred stock issued and outstanding.

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

The Series C preferred stock provides that the Company shall redeem the preferred stock for cash or common stock at the Company’s option and, therefore, is not considered mandatorily redeemable. However, due to the change in control provision, the Series C preferred stock has liquidation preference and is deemed a liability and presented within mezzanine equity on the consolidated balance sheet as of June 30, 2023, and December 31, 2022.

Warrants

Warrant activity is summarized as follows:

(in thousands except exercise price and contractual life)	Number of	Weighted Average	Weighted Average Remaining
	Warrants	Exercise Price	Contractual Life
Warrants outstanding at January 1, 2022	24,085	$1.74	3.0 years
Issued	2,000	8.50	2.8 years
Exercised	(8,183)	(1.59)	N/A
Expired	-	-	N/A
Warrants outstanding at December 31, 2022	17,902	$2.56	1.8 years
Warrants exercisable at December 31, 2022	17,902	$2.56	1.8 years
Issued	-	-
Exercised	(7,600)	0.50	N/A
Expired	-	-	N/A
Warrants outstanding at June 30, 2023	10,302	$4.08
Warrants exercisable at June 30, 2023	10,302	$4.08	2.4 years

Note 13. Stock-based compensation

2020 Omnibus Equity Incentive Plan

On January 11, 2021, the Company’s Board of Directors and a majority of its stockholders adopted the 2020 Omnibus Equity Incentive Plan (the “2020 Plan”), as amended and restated as of May 7, 2021, and on December 23, 2021, with 75.0 million shares available for issuance. Under the 2020 Plan, the Company may grant stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, and other stock or cash-based awards to individuals who are employees, officers, non-employee directors or consultants of the Company. The vesting periods range from one to four years. As of June 30, 2023, approximately 32.7 million shares remain available for issuance under the 2020 Plan.

Non-Qualified Stock Option Agreement

On November 1, 2020, Transworld Holdings, Inc. granted 10.5 million in non-qualified stock options to the spouse of a key executive and current member of the Company’s Board of Directors for service in facilitating and completing the acquisition of PTGi International Carrier Services, Inc. (“PTGi”). The stock options have an exercise price of $0.55, vest over a period of three years from the grant date and have a contractual term of 10 years. The grant date fair value of these stock options using the Black Scholes Model ("BSM") valuation was $0.51 per share. These non-qualified stock options are separate from the 2020 Plan.

Stock options

Stock option activity is summarized as follows:

		Weighted Average		Weighted Average Remaining
(in thousands except exercise price and contractual term)	Shares	Exercise Price	Intrinsic Value	Contractual Term
Options outstanding at December 31, 2022	49,576	$2.07	-	-
Options granted	5,430	1.09	-	-
Options exercised	(75)	0.55	-	-
Options cancelled	(3,449)	2.70	-	-
Options outstanding at June 30, 2023	51,482	$1.93	$9,223	4.36 years
Options exercisable at June 30, 2023	30,402	$1.74	$6,834	3.48 years
Vested and expected to vest at June 30, 2023	51,482	$1.93	$9,223	4.36 years

The weighted-average grant date fair value of all options granted during the three and six months ended June 30, 2023, was $0.59 and $0.66, respectively. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2023, was $0.0 million and $0.1 million, respectively. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2022, was $0.1 million. At June 30, 2023, there was $27.7 million of unrecognized stock-based compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 1.7 years.

The Company uses the following assumptions in its BSM valuation for stock options granted:

Three Months Ended June
30, 2023
Weighted risk-free interest rate [1]	3.2%
Weighted-average volatility [2]	58%
Weighted expected dividend yield [3]	-%
Weighted expected term (in years) [4]	5.5

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

Restricted stock units

Restricted stock unit (“RSU”) activity is summarized as follows:

		Weighted Average
(in thousands except exercise price and contractual term)	Shares	Grant Date Fair Value
RSUs outstanding at December 31, 2022	405	$2.26
RSUs granted	40	0.92
RSUs released	-	-
RSUs forfeited	(100)	2.22
RSUs outstanding at June 30, 2023	345	$2.11
Weighted average remaining recognition period in years	3.2
Unamortized stock-based compensation expense	$587

Recognized Non-Cash Stock-Based Compensation Expense

The following tables present the Company’s total non-cash stock-based compensation expense, which is related primarily to options, in the consolidated statements of operations for the three and six months ended June 30, 2023:

	Three Months Ended June 30,
(in thousands)	2023	2022 (As Adjusted)
Cost of sales	$301	$704
General and administrative	1,350	2,704
Salaries and related benefits	3,313	3,815
Total stock-based compensation	4,964	7,223
Income tax benefit (1)	96	19
After-tax stock-based compensation expense	$4,868	$7,204

	Six Months Ended June 30,
(in thousands)	2023	2022 (As Adjusted)
Cost of sales	$733	$1,508
General and administrative	3,110	5,569
Salaries and related benefits	7,023	7,570
Total stock-based compensation	10,866	14,647
Income tax benefit (1)	157	683
After-tax stock-based compensation expense	$10,709	$13,964

(1) Amounts exclude impact from any stock-based compensation expense subject to Section 162(m) of the Internal Revenue Code, which is nondeductible for income tax purposes.

Note 14. Commitments, contingencies and concentration risk

Contingencies

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450, Contingencies. Litigation and contingency accruals are based on the Company’s assessment, including advice of legal counsel, regarding the expected outcome of litigation or other dispute resolution proceedings. If the Company determines that an unfavorable outcome is probable and can be reasonably assessed, it establishes the necessary accruals. As of June 30, 2023, and December 31, 2022, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

Other Commitments

Indemnities

The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of June 30, 2023, and December 31, 2022, the Company was not aware of any material asserted or unasserted claims in connection with these indemnity obligations.

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

Concentration of Credit Risk

The Company maintains accounts with financial institutions. All cash in checking accounts is fully insured by the FDIC up to a $250,000 limit. At times, cash balances may exceed the maximum coverage provided by the FDIC on insured depositor accounts. The Company believes it mitigates its risk by depositing its cash and cash equivalents with major financial institutions.

Major Customer Concentration

There was one customer whose individual accounts receivable represented 10% or more of the Company’s total balance as of June 30, 2023. The Company had three customers whose accounts receivable individually represented 10% or more of the Company’s total balance as of December 31, 2022. In aggregate these customers accounted for approximately 46% of the Company’s total accounts receivable as of December 31, 2022.

The Company has two customers whose revenue individually represented 10% or more of the Company’s total revenue and whose revenue accounted for approximately 24% of the Company’s total revenue for the three months ended June 30, 2023. The Company has one customer whose revenue represented 10% or more of the Company’s total revenue, which accounted for 15% of the Company’s total revenue for the six months ended June 30, 2023. The Company had two customers whose revenue individually represented 10% or more of the Company’s total revenue and in aggregate accounted for approximately 32% and 27% of the Company’s total revenue for the three and six months ended June 30, 2022, respectively.

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

Note 15. Income taxes

The following table includes the Company’s income (loss) before income tax provision benefit (expense), income tax provision (benefit) and effective benefit tax rate for the periods indicated:

	Three Months Ended June 30,
	2023	2022 (As Adjusted)
Income (loss) before income taxes	$(8,604)	$(17,115)
Income tax benefit (expense)	(242)	(45)
Effective tax rate	(2.8%)	(0.3%)

	Six Months Ended June 30,
	2023	2022 (As Adjusted)
Income (loss) before income taxes	$(17,706)	$(28,514)
Income tax benefit (expense)	(352)	1,328
Effective tax rate	(2.0%)	4.7%

For the three and six months ended June 30, 2023, and 2022, the Company utilized the discrete effective tax rate method. This discrete method treats the year-to-date period as if it was the annual period and calculates the income tax expense or benefit on a discrete basis.  Currently, the Company believes the use of the discrete method represents the best estimate of its annual effective tax rate.  The Company’s effective tax rate differed from the statutory rate primarily due to the valuation allowance on deferred tax assets, as well as the Company’s permanent book-tax differences from stock-based compensation.

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

The following potential common shares were excluded from the calculation of diluted net income (loss) per share available to common stockholders because their effect would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Restricted stock units	375	127	390	184
Contingently issuable shares	-	-	744	-
Warrants	10,303	24,231	13,956	24,108
Stock options	52,212	49,868	51,336	48,221
Preferred stock	23,157	21,613	21,655	18,051
Convertible notes payable	-	49,996	-	50,245
Total	86,047	145,835	88,081	140,809

Note 17. Subsequent Events

Events occurring after June 30, 2023, and through the date that these consolidated financial statements were issued, were evaluated to ensure that any subsequent events that met the criteria for recognition have been included and are as follows:

On August 1, 2023, the Company completed the acquisition of Greenspeed Entergy Solutions, LLC (“Greenspeed”) for up to $15.0 million, net of closing adjustments, which includes $6.0 million in cash and $2.0 million in equity consideration at closing, and a performance-based earn out over the next two years of up to $7.0 million. Upon completion of the acquisition, the Company recorded the assets acquired and liabilities assumed at fair value. This information will be included in future filings.

On August 11, 2023, the Company entered into a Securities Purchase Agreement with KORR Value, L.P. (the “August 2023 SPA”), pursuant to which, beginning on October 15, 2023 and through March 31, 2024, the Company has the right, but not the obligation, to sell, and to require the purchaser to purchase, up to $5.0 million of Common Stock, at a purchase price of $1.00 per share. The Company will be obligated to issue warrants to purchase 1,000,000 shares of Common Stock on the date we first elect to require the purchaser to purchase shares pursuant to the August 2023 SPA. Such warrants have a two-year term and an exercise price of $1.50 per share. Kenneth Orr, a beneficial owner of more than 5% of the Company’s Common Stock and the former Chairman of the Company, has sole voting and dispositive power over the shares held by KORR Value, L.P.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our current report on Form 8-K filed on May 10, 2023 (the “May 10, 2023 Form 8-K”) and our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ending December 31, 2022, filed on March 15, 2023. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements.

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

In 2023, we identified a misstatement related to our presentation of stock-based compensation in our consolidated statements of operations.  Although determined to be immaterial, we elected to correct the immaterial misstatement and reclassified our stock-based compensation expense to the same financial statement line item as cash compensation paid to the same employees and non-employees.  The reclassification, which was effective subsequent to the change in accounting principle discussed above, resulted in the elimination of the stock-based compensation financial statement line item and a corresponding increase in expense reported in the historical cost of sales, general and administrative, and salaries and related benefits financial statement line items. Refer to “Stock-based compensation reclassification” in Part I, Item 1, Note 2 – “Summary of significant accounting policies” for additional information.

Consolidated Results of Operations

Comparison of the Reported results for three and six months ended June 30, 2023, and 2022

	Three Months Ended June 30,				Six Months Ended June 30,
		2022 (As	Increase	% Increase		2022 (As	Increase	% Increase
(in thousands)	2023	Adjusted)	(Decrease)	(Decrease)	2023	Adjusted)	(Decrease)	(Decrease)
Revenues	$147,586	$181,041	$(33,455)	(18%)	$341,135	$344,019	$(2,884)	(1%)
Cost of sales	139,838	174,767	(34,929)	(20%)	327,098	332,383	(5,285)	(2%)
Gross profit	7,748	6,274	1,474	23%	14,037	11,636	2,401	21%
General and administrative	5,433	6,452	(1,019)	(16%)	10,539	12,059	(1,520)	(13%)
Salaries and related benefits	9,156	7,799	1,357	17%	18,283	15,747	2,536	16%
Professional fees	446	848	(402)	(47%)	912	1,912	(1,000)	(52%)
Depreciation and amortization expense	1,192	1,103	89	8%	2,402	1,312	1,090	83%
Income (loss) from operations	(8,479)	(9,928)	1,449	15%	(18,099)	(19,394)	1,295	7%
Other income (expenses)	(125)	(7,187)	7,062	98%	393	(9,120)	9,513	104%
Income tax (expense) benefit	(242)	(45)	(197)	(438%)	(352)	1,328	(1,680)	(127%)
Net income (loss)	$(8,846)	$(17,160)	$8,314	48%	$(18,058)	$(27,186)	$9,128	34%

Revenues

Revenues for the three-month period decreased $33.5 million to $147.6 million, compared with 2022.  The 18% decrease in revenue was driven by a decrease in wholesale traffic volumes within Telecommunications partially offset by increases in the volume of electrical contracting services and EV charging installations within Infrastructure.  Revenues for the six-month period decreased $2.9 million to $341.1 million, compared with 2022.  The 1% decrease in revenue was driven by a decrease in wholesale traffic volumes within Telecommunications offset by increases in the volume of electrical contracting services, wireless network projects, and EV charging installations within Infrastructure.

Cost of sales

Costs of sales decreased $34.9 million to $139.8 million for the three-month period and decreased $5.3 million to $327.1 million for the six-month period, compared with 2022. The decrease in cost of sales in both periods was directly related to the decrease in customer revenue. Overall gross margin percentage increased in both periods versus the prior year driven by the mix of revenue between businesses and the mix of projects in Infrastructure.

General and administrative

General and administrative expenses decreased $1.0 million to $5.4 million for the three-month period and decreased $1.5 million to $10.5 million for the six-month period, compared to 2022. The decrease in both periods was driven primarily by a decrease in stock compensation expense of $1.4 million and $2.5 million in the three and six-month periods, respectively, offset by higher insurance and marketing expense in the three-month period and higher insurance, marketing and other public company costs in the six-month period.

Salaries and benefits

Salaries and benefits increased $1.4 million to $9.2 million for the three-month period and increased $2.5 million to $18.3 million for the six-month period, compared to 2022. The increase was principally attributable to investments in personnel in the Infrastructure and Corporate segments to support our Company’s growth partially offset by a decrease in stock compensation of $0.5 million in both periods.

Professional fees

Professional fees decreased $0.4 million to $0.4 million for the three-month period and decreased $1.0 million for the six-month period, compared to 2022. The decrease in both periods was primarily related to higher legal and accounting fees in the prior year related to acquisitions and our uplist to Nasdaq.

Depreciation and amortization expense

Depreciation and amortization expense increased $0.1 million to $1.2 million for the three-month period and increased $1.1 million for the six-month period, compared to 2022. The increase was driven by amortization of intangible assets associated with the acquisitions of ANS, BW, and EV Depot.

Other income (expense)

Other income (expense) for the three-month period increased by $7.1 million from an expense of $7.2 million in 2022 to an expense of $0.1 million in 2023. Other income (expense) for the six-month period increased by $9.5 million from an expense of $9.1 million in 2022 to an income of $0.4 million in 2023.

For the three-month period, the expense in 2023 was driven primarily by debt amortization costs of $1.0 million and interest expense of $0.5 million, offset by an investment gain of $0.7 million, a gain on the sale of intellectual property of $0.5 million, and a gain in fair value of derivative liabilities of $0.3 million. The expense in 2022 was driven primarily by debt amortization costs of $6.4 million, an investment loss of $1.0 million and interest expense of $0.7 million, offset by a gain on contingent liabilities of $0.7 million.

For the six-month period, income in 2023 was driven primarily by a gain in fair value of derivative liabilities of $1.7 million, an investment gain of $1.0 million, and a gain on the sale of intellectual property of $0.8 million, offset by debt amortization costs of $2.0 million and interest expense of $1.0 million. The expense in 2022 was driven primarily by debt amortization costs of $7.4 million, interest expense of $1.5 million, and an investment loss of $1.1 million, offset by a gain on contingent liabilities of $0.7 million and a gain on the sale of intellectual property of $0.1 million.

Income tax benefit

The Company incurred income tax expense in the three and six months ended June 30, 2023, compared to an income tax expense for the three months ended June 30, 2022 and income tax benefit for the six months ended June 30, 2022, primarily due to an increase of the valuation allowance on deferred tax assets. The Company placed a full valuation allowance on its deferred tax assets in the fourth quarter of 2022.

Segment Results of Operations

Infrastructure

Comparison of the reported results for three and six months ended June 30, 2023, and 2022

	Three Months Ended June 30,				Six Months Ended June 30,
		2022 (As	Increase	% Increase		2022 (As	Increase	% Increase
(in thousands)	2023	Adjusted)	(Decrease)	(Decrease)	2023	Adjusted)	(Decrease)	(Decrease)
Revenues	$29,954	$25,433	$4,521	18%	$57,451	$45,051	$12,400	28%
Cost of sales	23,114	20,247	2,867	14%	45,019	35,931	9,088	25%
Gross profit	6,840	5,186	1,654	32%	12,432	9,120	3,312	36%
General and administrative	1,527	1,612	(85)	(5%)	2,933	2,746	187	7%
Salaries and related benefits	4,733	4,066	667	16%	9,883	8,147	1,736	21%
Professional fees	75	81	(6)	(7%)	108	142	(34)	(24%)
Depreciation and amortization expense	1,183	1,062	121	11%	2,373	1,227	1,146	93%
Income (loss) from operations	(678)	(1,635)	957	59%	(2,865)	(3,142)	277	9%
Other income (expenses)	29	(365)	394	108%	175	(814)	989	121%
Income tax (expense) benefit	(242)	15	(257)	(1713%)	(352)	105	(457)	(435%)
Net income (loss)	$(891)	$(1,985)	$1,094	55%	$(3,042)	$(3,851)	$809	21%

Revenues

Revenues increased $4.5 million to $30.0 million for the three-month period and increased $12.4 million to $57.5 million for the six-month period, compared with 2022. The increase in the three-month period was driven by growth within BW related to electrical contracting services and higher revenues within our EV charging infrastructure business, which was partially offset by lower revenue within ANS as a result of lower spending by wireless broadband companies. The increase in the six-month period was driven by growth within BW related to electrical contracting services, growth within ANS related to wireless network projects, and higher revenues within our EV charging infrastructure business.

Cost of sales

Costs of sales increased $2.9 million to $23.1 million for the three-month period and increased $9.1 million to $45.0 million for the six-month period, compared with 2022, driven by the increase in revenues. Gross margin percentage increased in both periods, compared with 2022, driven by the mix of revenue between businesses and the mix of projects within the businesses.

General and administrative

General and administrative expenses decreased $0.1 million to $1.5 million for the three-month period and increased $0.2 million to $2.9 million for the six-month period, compared to 2022. The change in both periods was driven primarily by lower stock compensation expense, offset by higher insurance, recruiting, and marketing expense to support the growth of the business.

Salaries and related benefits

Salaries and benefits increased $0.7 million to $4.7 million for the three-month period and increased $1.7 million to $9.9 million for the six-month period, compared to 2022. The increase in both periods was driven by higher headcount across all Infrastructure businesses to support growth, offset by lower stock compensation expense.

Professional fees

Professional fees in both the three and six-month periods were consistent with 2022.

Depreciation and amortization expense

Depreciation and amortization expense increased $0.1 million to $1.2 million for the three-month period and increased $1.1 million to $2.4 million for the six-month period, compared to 2022. The increase in both periods was driven by amortization of intangible assets associated with the acquisitions of ANS, BW, and EV Depot.

Other income (expense)

Other income (expense) for the three-month period increased by $0.4 million from an expense of $0.4 million in 2022. Other income (expense) for the six-month period increased by $1.0 million from an expense of $0.8 million in 2022 to an income of $0.2 million in 2023.

For the three-month period, the expense in 2022 was driven primarily by an investment loss of $0.4 million.

For the six-month period, the income in 2023 was driven primarily by an investment gain of $0.3 million compared to an investment loss in 2022 of $0.8 million, offset by a loss on impairment of $0.1 million.

Income tax benefit

The Company incurred income tax expense in the three and six months ended June 30, 2023, compared to an income tax expense for the three months ended June 30, 2022 and income tax benefit for the six months ended June 30, 2022, primarily due to an increase of the valuation allowance on deferred tax assets. The Company placed a full valuation allowance on its deferred tax assets in the fourth quarter of 2022.

Telecommunications

Comparison of the reported results for three and six months ended June 30, 2023, and 2022

	Three Months Ended June 30,				Six Months Ended June 30,
		2022 (As	Increase	% Increase		2022 (As	Increase	% Increase
(in thousands)	2023	Adjusted)	(Decrease)	(Decrease)	2023	Adjusted)	(Decrease)	(Decrease)
Revenues	$117,632	$155,608	$(37,976)	(24%)	$283,684	$298,968	$(15,284)	(5%)
Cost of sales	116,724	154,520	(37,796)	(24%)	282,079	296,452	(14,373)	(5%)
Gross profit	908	1,088	(180)	(17%)	1,605	2,516	(911)	(36%)
General and administrative	598	566	32	6%	1,163	1,163	-	0%
Salaries and related benefits	293	229	64	28%	525	607	(82)	(14%)
Professional fees	5	11	(6)	(55%)	25	36	(11)	(31%)
Depreciation and amortization expense	9	41	(32)	(78%)	29	85	(56)	(66%)
Income (loss) from operations	3	241	(238)	(99%)	(137)	625	(762)	(122%)
Other income (expenses)	344	201	143	71%	625	73	552	756%
Income tax (expense) benefit	-	67	(67)	(100%)	-	252	(252)	(100%)
Net income (loss)	$347	$509	$(162)	(32%)	$488	$950	$(462)	(49%)

Revenues

Revenues decreased $38.0 million to $117.6 million for the three-month period and decreased $15.3 million to $283.7 million for the six-month period, compared with 2022.  The decrease in both periods was due to an overall decrease in wholesale traffic volumes compared to 2022 driven by lower voice demand. The rapid development of new technologies, services, and products has eliminated many of the traditional distinctions among wireless, cable, internet, local, and long-distance communication services. The Company continues to expect downward pressure on revenues over time due to the pace of technology development, emergence of new products, and intense competition.

Cost of sales

Cost of sales decreased $37.8 million to $116.7 million for the three-month period and decreased $14.4 million to $282.1 million for the six-month period, compared to 2022, driven by the decrease in customer revenue. Gross margin percentage in this business increased in the three-month period and decreased in the six-month period year over year due to customer mix.

General and administrative

General and administrative expense in both the three and six-month periods was consistent with 2022.

Salaries and related benefits

Salaries and benefits increased $0.1 million to $0.3 million for the three-month period and decreased $0.1 million to $0.5 million for the six-month period, compared to 2022.  The increase in the three-month period is driven primarily by the timing of commissions expense. The decrease in the six-month period is driven by higher percentage of employees’ time spent supporting the Corporate segment.

Professional fees

Professional fees in both the three and six-month periods were consistent with 2022.

Depreciation and amortization expense

Depreciation and amortization expense decreased $0.1 million for the six-month period, compared to 2022.  The decrease was driven by assets reaching their full depreciation in prior periods.

Other income (expense)

Other income (expense) increased by $0.1 million to $0.3 million for the three-month period and increased $0.6 million to $0.6 million for the six-month period, compared to 2022.

For the three-month period, the income in 2023 was driven by a gain on the sale of intellectual property of $0.5 million, offset by a Foreign Exchange (“FX”) loss of $0.2 million and the income in 2022 was driven primarily by an FX gain of $0.2 million.

For the six-month period, the income in 2023 was driven by a gain on the sale of intellectual property of $0.8 million, offset by an FX loss of $0.2 million and the income in 2022 was driven primarily by a gain on the sale of intellectual property of $0.1 million.

Income tax benefit

The Company incurred income tax expense in the three and six months ended June 30, 2023, compared to an income tax expense for the three months ended June 30, 2022 and income tax benefit for the six months ended June 30, 2022, primarily due to an increase of the valuation allowance on deferred tax assets. The Company placed a full valuation allowance on its deferred tax assets in the fourth quarter of 2022.

Non-operating Corporate Segment

Comparison of the reported results for three and six months ended June 30, 2023, and 2022

	Three Months Ended June 30,				Six Months Ended June 30,
		2022 (As	Increase	% Increase		2022 (As	Increase	% Increase
(in thousands)	2023	Adjusted)	(Decrease)	(Decrease)	2023	Adjusted)	(Decrease)	(Decrease)
Revenues	$-	$-	$-	-	$-	$-	$-	-
Cost of sales	-	-	-	-	-	-	-	-
Gross profit	-	-	-	-	-	-	-	-
General and administrative	3,308	4,274	(966)	(23%)	6,443	8,150	(1,707)	(21%)
Salaries and related benefits	4,130	3,504	626	18%	7,875	6,993	882	13%
Professional fees	366	756	(390)	(52%)	779	1,734	(955)	(55%)
Income (loss) from operations	(7,804)	(8,534)	730	9%	(15,097)	(16,877)	1,780	11%
Other income (expenses)	(498)	(7,023)	6,525	93%	(407)	(8,379)	7,972	95%
Income tax (expense) benefit	-	(127)	127	100%	-	971	(971)	(100%)
Net income (loss)	$(8,302)	$(15,684)	$7,382	47%	$(15,504)	$(24,285)	$8,781	36%

General and administrative

General and administrative expenses decreased $1.0 million to $3.3 million for the three-month period and decreased $1.7 million to $6.4 million for the six-month period, compared to 2022 The decrease was driven primarily by a decrease in stock compensation expense of $0.8 million and $1.7 million in the three and six-month periods, respectively.

Salaries and related benefits

Salaries and benefits increased $0.6 million to $4.1 million for the three-month period and increased $0.9 million to $7.9 million for the six-month period, compared to 2022. The increase in both periods was driven by investments in personnel to support the Company’s growth.

Professional fees

Professional fees benefits decreased $0.4 million to $0.4 million for the three-month period and decreased $1.0 million to $0.8 million for the six-month period, compared to 2022. The decrease in both periods was primarily related to higher legal and accounting fees in the prior year related to acquisitions and our uplist to Nasdaq.

Other income (expense)

Other income (expense) for the three-month period increased by $6.5 million from an expense of $7.0 million in 2022 to an expense of $0.5 million in 2023. Other income (expense) for the six-month period increased by $8.0 million from an expense of $8.4 million in 2022 to an expense of $0.4 million in 2023.

For the three-month period, the expense in 2023 was driven primarily by debt amortization costs of $1.0 million and interest expense of $0.5 million, offset by an investment gain of $0.6 million and a gain in fair value of derivative liabilities of $0.3 million. The expense in 2022 was driven primarily by debt amortization costs of $6.4 million, interest expense of $0.7 million and an investment loss of $0.6 million, offset by a gain on contingent liabilities of $0.7 million.

For the six-month period, the expense in 2023 was driven primarily by debt amortization costs of $2.0 million and interest expense of $1.0 million, offset by a gain in fair value of derivative liabilities of $1.7 million and an investment gain of $0.7 million. The expense in 2022 was driven primarily by debt amortization costs of $7.4 million, interest expense of $1.5 million, and an investment loss of $0.3 million, offset by a gain on contingent liabilities of $0.7 million.

Liquidity and Capital Resources

Our primary sources of liquidity are operating cash flows and private placement of equity and debt. In order to finance acquisitions, throughout 2020 and 2021, we issued preferred shares, convertible and non-convertible promissory notes. During 2022, all convertible notes, in the amount of $12.5 million, were either exchanged for Series D preferred stock or sold to an unrelated third party and converted to common stock. As a result, we no longer have any convertible notes payable outstanding at June 30, 2023, and December 31, 2022. Outstanding non-convertible notes issued on May 19, 2021 (the “May 2021 Notes”) and December 17, 2021 (the “December 2021 Notes” and, together, the “Notes”) in the aggregate amount of $27.8 million will mature on November 19, 2023.

On August 11, 2023, we entered into a Securities Purchase Agreement with KORR Value, L.P. (the “August 2023 SPA”), pursuant to which, beginning on October 15, 2023 and through March 31, 2024, the Company has the right, but not the obligation, to sell to the purchaser, and to require the purchaser to purchase, up to $5.0 million of Common Stock, at a purchase price of $1.00 per share. Kenneth Orr, a beneficial owner of more than 5% of the Company’s Common Stock and the former Chairman of the Company, has sole voting and dispositive power over the shares held by KORR Value, L.P.

We assess our liquidity in terms of our ability to generate cash to fund our short-term and long-term cash requirements. We believe that our business will continue to generate cash flows from operating activities, and these cash flows, together with our existing cash and cash equivalents, and our ability to draw on current credit facilities, provide us with the resources to meet our current operating liquidity, debt service requirements and capital requirements for operations over the next 12 months. From time to time, we invest excess liquidity in money market funds or other interest-bearing accounts. When such investments are made, we do not believe that we have any material exposure with respect to these assets. In the event that our plans change, or our cash requirements are greater than we anticipate, we may need to access the capital markets to finance our future cash requirements. However, there can be no assurance that such financing will be available to us should we need it or, if available, that the terms will be satisfactory to us and not dilutive to existing shareholders.

Funding

On February 25, 2022, we entered into a securities purchase agreement with Island Capital Group Charge Me LLC (the “February 2022 Investors”) pursuant to which we issued Series C preferred shares in an aggregate face value of $12.1 million and aggregate purchase price of $10.8 million (“Series C preferred stock”). We valued and recorded the beneficial conversion feature of the Series preferred stock resulting in a deemed dividend at the time of issuance. At June 30, 2023, and December 31, 2022, we have 6,226,370 shares of Series C preferred stock issued and outstanding.

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

On May 19, 2021, we entered a securities purchase agreement with funds affiliated with Arena Investors LP (the “May 2021 Investors”) pursuant to which we issued: (i) convertible notes in an aggregate principal amount of $5.6 million for an aggregate purchase price of $5.0 million that are convertible at any time, at the holder’s option, into shares of our common stock at a conversion price of $4.00 per share and mature on May 19, 2024 (the “May 19, 2021 Convertible Notes”); and (ii) non-convertible notes payable in an aggregate face value of $11.9 million for an aggregate purchase price of $10.0 million (the “May 19, 2021 Notes” The May 19, 2021 Notes includes a 7.5% premium and 10% original issue discount, a coupon of 8.0% per annum and were originally set to mature on November 19, 2022. The maturity date was subsequently extended to November 19, 2023. In connection with this extension, we issued to the May 2021 Investors warrants to acquire 1,870,000 shares of common stock at a price of $4.00 per share.

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

During the year ended December 31, 2022, we entered into a non-cash exchange agreement with funds affiliated with the November 2020 Investors and the May 2020 Investors pursuant to which we issued 1,177,023 shares of Series D preferred stock (“Series D preferred stock”) in exchange for the November 2020 Convertible Notes, the May 2020 Convertible Notes, and the May 2021 Convertible Notes, totaling $12.5 million. At June 30, 2023, and December 31, 2022, we no longer have any convertible notes outstanding.

In connection with the Series D preferred stock, we entered into an agreement with the Arena Investors pursuant to which the holder of the 11.8 million outstanding warrants to purchase common stock was allowed to exercise for shares of a to-be-issued class of preferred stock.  Pursuant to this provision on March 14, 2023, the Arena Investors exercised the warrants issued May 2020 (the “May 2020 Warrants”) into: (i) 4.4 million shares of common stock; and (ii) 3.2 million shares of Series E preferred stock (“Series E preferred stock”).  The proceeds from the issuance of the Series E preferred stock were $1.6 million and the proceeds from the exercise of warrants was $2.2 million.

Our subsidiary ANS has an $8.0 million line of credit (the “ANS Line of Credit”), which we and our subsidiary Charge Infrastructure Holdings, Inc. guarantee. Interest on the ANS Line of Credit is payable monthly at the Wall Street Journal prime rate. During the six months ended June 30, 2023, we borrowed $4.7 million under the ANS Line of Credit and made payments against the ANS Line of Credit of $9.7 million.  As a result of this activity, we have no amounts outstanding under the ANS Line of Credit at June 30, 2023.

On November 18, 2022, our subsidiaries Nextridge and ANS renewed a $750,000 equipment and vehicle line of credit available with a bank. Interest is payable monthly at the Wall Street Journal prime rate. On December 1, 2023, the line will convert to a term loan with the then five-year Federal Home Loan Bank rate + 2.5% and have a five-year term with a five-year amortization. There are no financial commitments or covenants on the line of credit. As of June 30, 2023, and December 31, 2022, we have no amounts outstanding under this line of credit.

Our subsidiary BW had a $3.0 million line of credit (the “BW Line of Credit”), which we and our subsidiary Charge Infrastructure Holdings, Inc. guaranteed. Interest on the BW Line of Credit was payable monthly at the Wall Street Journal prime rate. During the six months ended June 30, 2023, we did not borrow under the BW Line of Credit.  We had no amounts outstanding under the BW Line of Credit at June 30, 2023. The BW Line of Credit expired August 1, 2023 and management is evaluating possible renewal.

Liquidity

As of June 30, 2023, we had $27.8 million aggregate principal amount outstanding under the May 2021 Notes and the December 2021 Notes. As of June 30, 2023, we have no amounts outstanding under the ANS Line of Credit or the BW Line of Credit. As of June 30, 2023, total liquidity was $72.7 million, which was comprised of $50.1 million in cash and cash equivalents, $11.6 million of marketable securities, $8.0 million available under the ANS Line of Credit, and $3.0 million available under the BW Line of Credit. We may also use our capital resources to repurchase shares of our common stock, to pay dividends to our stockholders, and to make acquisitions.

On August 1, 2023, the Company completed the acquisition of Greenspeed Entergy Solutions, LLC (“Greenspeed”) for up to $15.0 million, net of closing adjustments, which includes $6.0 million in cash and $2.0 million in equity consideration at closing, and a performance-based earn out over the next two years of up to $7.0 million.

As discussed above, pursuant to the August 2023 SPA, we anticipate having $5.0 million of additional liquidity available to us beginning in November 2023.

Cash Requirements

As discussed above, based on our current and available future liquidity, we expect to have sufficient resources to meet our current operating liquidity and capital requirements for the next 12 months, including the $27.8 million that comes due and payable under the Notes on November 19, 2023. We are also exploring opportunities to enter into new debt and / or equity facilities with an alternative financing source to refinance the Notes at or before maturity. Although we expect to have sufficient resources to meet our near-term needs, in the event that our plans change, or our cash requirements are greater than we anticipate, we may need to access the capital markets or obtain other sources of debt funding to finance future cash requirements. However, there can be no assurance that such financing will be available to us should we need it or, if available, that the terms will be satisfactory to us and not dilutive to existing shareholders.

Moreover, certain holders of the Notes advised us, during our June 2023 discussions with them related to refinancing or repaying the Notes, that in their view, certain provisions of the securities purchase agreements pursuant to which they purchased the Notes and other of the Company’s securities, prohibit the Company from refinancing the Notes and from incurring additional indebtedness following repayment of the Notes without their consent. We disagree with this position, which we believe is unfounded, and we will take appropriate action to preserve the Company’s rights. Although we are engaged in a productive dialogue to resolve this disagreement amicably in a manner that would provide agreed-upon clarity on the issue, an inability to resolve this dispute would likely hinder our ability to refinance or amend the Notes or otherwise obtain new debt financing to fund our longer-term operations and acquisition strategy. An inability to reach resolution could also lead to litigation with the holders of the Notes, whether brought by us or against us. Any such litigation could be expensive, time-consuming, and distracting and no assurance can be provided that the outcome would be satisfactory. See Risk Factors - “We are subject to significant restrictive covenants and other provisions under the agreements governing our indebtedness, preferred stock and warrants.” and “We may be party to legal proceedings that could have a material adverse effect on the Company’s liquidity, financial position, and results of operations, as well as its reputation.” in Part II, Item 1A of this report.

Our longer-term liquidity (i.e., more than 12 months from the date of this filing) needs include cash necessary to support our business growth, to pay our debt service costs, which will vary based on the amount of principal outstanding and the interest rate on such amounts, and to continue to pay annual dividends on our issued and outstanding Series C and Series D preferred stock of approximately $1.5 million. Additionally, pursuant to the Greenspeed acquisition agreement, we may be required to pay up to $3.5 million in earn out payments in each of the next two years if certain EBITDA targets are met by the Greenspeed business.

Cash Flows

The following table summarizes our cash flow activity, as reported within the consolidated statements of cash flows, followed by a discussion of the major drivers impacting operating, investing, and financing cash flows:

	Six Months Ended June 30,
(in thousands)	2023	2022
Total cash provided by (used in):
Operating activities	$28,727	$15,636
Investing activities	(3,225)	(9,392)
Financing activities	(2,048)	22,196
Effect of foreign currency exchange rates on cash and cash equivalents	(149)	(97)
Net increase in cash and cash equivalents	$23,305	$28,343

Cash Flows from Operating Activities

Cash flows provided by operating activities were $28.7 million and $15.6 million for the six months ended June 30, 2023, and 2022, respectively. The increase in cash flows provided by operating activities was primarily due to the increase of cash provided by net working capital in 2023 of $34.9 million, compared with $20.8 million cash provided by net working capital in 2022.  This increase was partially offset by a decrease in net income adjusted for non-cash items of $1.1 million.  We anticipate the acquisition of Greenspeed to be accretive to our cash flows from operations in the first full year of ownership.

Cash Flows from Investing Activities

Cash flows used in investing activities were $3.2 million and $9.4 million for the six months ended June 30, 2023, and 2022, respectively. The decrease in cash flows used in investing activities is primarily due to a decrease in purchases of marketable securities of $20.7 million and a decrease in cash outflows for acquisitions of $1.2 million. These decreases in cash outflows were partially offset by a decrease in proceeds from the sale of marketable securities of $16.3 million.

Cash Flows from Financing Activities

Cash flows used in financing activities was $2.0 million for the six months ended June 30, 2023. Cash flows provided by financing activities was $22.2 million for the six months ended June 30, 2022. The cash flows provided by financing activities decreased primarily due to: (i) a reduction in proceeds from the sale of common stock of $10.0 million; (ii) a net reduction in proceeds from the issuance of preferred stock of $9.2 million and (iii) a reduction in proceeds from borrowing under revolving lines of credit of $5.7 million. These reductions in cash flows provided by financing activities were partially offset by an increase in proceeds from the exercise of warrants of $1.1 million.

Off-Balance Sheet Arrangements

As of June 30, 2023, the Company did not have any off-balance sheet arrangements.

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

Interest Rate Risk

The Federal Reserve Board has been increasing interest rates, and it is anticipated that rate increases will continue throughout 2023. We are exposed to market risk from changes in interest rates on our variable-rate indebtedness (the ANS Line of Credit and BW Line of Credit). As of June 30, 2023, and December 31, 2022, we had $0.0 million and $5.0 million outstanding under the ANS Line of Credit, respectively, which bears interest at the Wall Street Journal prime rate (“Prime Rate”). As of June 30, 2023, and December 31, 2022, we did not have any outstanding balances on our BW Line of Credit, which bears interest at the Prime Rate.

As of June 30, 2023, if our borrowing rates were to change by 1%: (i) interest expense on our ANS Line of Credit would increase or decrease, as applicable, by $0.1 million on an annual basis, assuming our entire $8.0 million balance under the ANS Line of Credit was outstanding; and (ii) interest expense on our BW Line of Credit would increase or decrease, as applicable, by $0.1 million on an annual basis, assuming our entire $3.0 million balance under the BW Line of Credit was outstanding.

As of June 30, 2023, and December 31, 2022, we also had $27.8 million aggregate principal amount of fixed-rate senior notes payable (the “Notes Payable”) outstanding, which bear interest at a weighted average interest rate of 7.7%. Since our Notes Payable bear interest at fixed rates and are carried at amortized cost, fluctuations in interest rates do not have any impact on our consolidated financial statements. However, the fair value of the Notes Payable will fluctuate with movements in market interest rates, increasing in periods of declining interest rates and declining in periods of increasing interest rates. The Notes Payable are not subject to interest rate risk, but we may be subject to changes in interest rates if and when we refinance this debt at maturity or otherwise.

At this time, we have not entered into, but in the future, we may enter into, derivatives or other financial instruments in an attempt to hedge our interest rate risk.

Foreign Currency Risk

In our Telecommunications business, we perform services in foreign countries, which have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Euro. Accordingly, changes in exchange rates, and in particular a weakening of the U.S. dollar, have negatively affected, and may continue to negatively affect, our revenue and other operating results as expressed in U.S. dollars.

We enter into transactions that are not denominated in their functional currency. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing monetary asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. At this time, we have not entered into, but in the future, we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. A foreign currency exchange net loss of $0.2 million, and a foreign currency exchange net gain of $0.2 million were recognized during the three months ended June 30, 2023, and 2022, respectively. Foreign currency exchange net losses of $0.2 million and $0.1 million were recognized during the six months ended June 30, 2023, and 2022, respectively.  If the Euro had weakened or strengthened by 10% compared to the U.S. dollar, our foreign currency exchange losses for the three months ended June 30, 2023, would have an immaterial impact on the consolidated financial statements. Revenue from foreign currency represents approximately 3% of total revenue.

Translation gains or losses, which are recorded in other comprehensive income or loss, result from translation of the assets and liabilities of our foreign subsidiaries into US dollars.  Foreign currency exchange net losses of $0.0 million were recognized during the three and six months ended June 30, 2023, and 2022.  If the Euro had weakened or strengthened by 10% compared to the U.S. dollar, our foreign currency exchange losses for the three months ended June 30, 2023 would have increased or decreased by approximately $0.0 million.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks that could materially affect our business, financial condition or results of operations. The following is an update to the Company's risk factors and should be read in conjunction with the risk factors previously disclosed under the caption “Risk Factors” in Part I, Item 1A of our 2022 Form 10-K.

We are subject to significant restrictive covenants and other provisions under the agreements governing our indebtedness, preferred stock and warrants.

The securities purchase agreements related to our outstanding Notes and the agreements governing our indebtedness contain various negative covenants that restrict our ability to, among other things:

•	Incur additional indebtedness and guarantee indebtedness;
•	Pay dividends or make other distributions, or repurchase or redeem capital stock;
•	Prepay, redeem or repurchase debt or equity;
•	Issue certain preferred stock;
•	Make loans and investments;
•	Sell, lease or otherwise dispose of assets;
•	Acquire any assets or business;
•	Incur liens;
•	Enter into any transactions with affiliates;
•	Issue common stock or common stock equivalents involving a variable rate transaction; and
•	Consolidate, merge or sell all or substantially all of our assets

As discussed in Part I, Item 1. Note 8, Debt, we are also subject to certain affirmative covenants under the ANS and BW Lines of Credit, which, among other things, require us and our operating subsidiaries to maintain a specified debt service and debt to net worth or earnings ratios. Our ability to meet these financial ratios may be affected by events beyond our control and, as a result, there can be no assurance that we will be able to meet these ratios. The BW Line of Credit expired August 1, 2023 and management is evaluating possible renewal.

Until February 25, 2025, the holders of our Series C preferred stock, our Series D preferred stock, and our warrants issued in April 2022 have the right to participate in future financings that involve the issuance of indebtedness, common stock or common stock equivalents. Such participation rights may restrict our ability to secure such financing unless the holders of such securities waive their right to participate or the party providing the financing accept the participation of the holders of the Series C preferred stock, the Series D preferred stock and the April 2022 warrants.

The securities purchase agreements entered into in December 2021  also contain a most-favored nations provision, such that  if future issuances of securities by the Company are deemed to be on more beneficial terms (the “Other Securities”) to those provided for in the December 2021 transactions, the December 2021 investors may exchange their securities for Other Securities, which could result in increased dilution to our stockholders or reduced proceeds to the Company from existing securities.

Violation of these covenants would allow the counterparties to exercise their remedies under the respective agreement.  In particular, violation of these covenants could result in a default that would permit the relevant creditors to require the immediate repayment of the borrowings thereunder, which could result in a default under other debt instruments and agreements that contain cross-default provisions, including the Notes and ANS and BW lines of credit. A default under any of the agreements governing our indebtedness could materially adversely affect our financial condition and results of operations. We may seek waivers from compliance with these covenants and restrictive provisions to pursue our business strategy, which may not be granted on commercial terms or at all. As a result, we may be:

•	Limited in how we conduct our business;
•	Unable to raise additional debt or equity financing to operate during general economic or business downturns; or
•	Unable to compete effectively or to take advantage of new business opportunities.

These restrictions could have a material adverse effect on liquidity and our ability to grow in accordance with our strategy and on the value of our equity securities.

There can be no assurance that we will be able to comply with the continued listing standards of the Nasdaq Global Market. Our failure to meet the continued listing requirements of the Nasdaq Global Market could result in a de-listing of our common stock.

We cannot assure you that we will be able to comply with the standards that we are required to meet in order to maintain a listing of our common stock on the Nasdaq Global Market. If we fail to satisfy the continued listing requirements of the Nasdaq Global Market, such as the corporate governance requirements, the minimum closing bid price of $1.00 per share or the minimum stockholder’s equity requirement, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation. For example, in recent months, our stock price has periodically closed under $1.00 per share, including between June 14, 2023 and July 3, 2023. If our stock price were to remain under $1.00 for 30 consecutive trading days, we would likely become subject to delisting proceedings and enter into a 180-day period to regain compliance with the minimum bid listing requirement.

If we were to become subject to delisting, such an event would likely have a negative effect on the price of our common stock and would impair our shareholders’ ability to sell or purchase our common stock when they wish to do so. In the event of a delisting, we would take actions to restore our compliance with the Nasdaq Global Market’s listing requirements, but we can provide no assurance that any action taken by us would result in our common stock becoming listed again, or that any such action would stabilize the market price or improve the liquidity of our common stock.

We may be party to legal proceedings that could have a material adverse effect on the Company’s liquidity, financial position, and results of operations, as well as its reputation

The Company has limited experience in litigation and other legal proceedings, but any lawsuit brought against us or any legal proceeding that we may bring to enforce our rights could result in substantial costs, divert the time and attention of our management, result in counterclaims (whether meritorious or as a litigation tactic), result in substantial monetary judgments or settlement costs and harm our reputation, any of which could seriously harm our business.

In addition, in the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. Any lawsuit brought against us by one or more of our stockholders, could result in substantial costs to defend the lawsuit, divert the time and attention of our management, result in substantial monetary judgments or settlement costs and harm our reputation, any of which could seriously harm our business.

Further, as we continue to seek to expand, raise capital, grow our business and acquire new businesses, we have entered into, and expect to enter into in the future, agreements and instruments, such as the agreements related to our outstanding indebtedness, preferred stock and warrants, and various unit purchase agreements related to our business acquisitions, which are subject to interpretation and the potential for dispute. If we have disagreements with counterparties to our agreements or with holders of our outstanding securities and are unable to resolve any disagreements that may arise, such disagreements may result in lawsuits, other legal proceedings and/or protracted negotiations, including those whereby we seek to enforce our rights.  For example, certain holders of the Notes advised us, during our June 2023 discussions with them related to refinancing or repaying the Notes, that in their view, certain provisions of the securities purchase agreements pursuant to which they purchased the Notes and other of the Company’s securities, prohibit the Company from refinancing the Notes and from incurring additional indebtedness following repayment of the Notes without their consent. We disagree with this position, which we believe is unfounded, and we will take appropriate action to preserve the Company’s rights. Although we are attempting to resolve this disagreement through a productive dialogue in an effort to provide agreed-upon clarity on the disputed issue by amending the Notes and/or other agreements we have with the holders of the Notes with respect to their holdings of our outstanding securities, an inability to resolve it would likely hinder our ability to refinance or amend the Notes or otherwise obtain new debt financing to fund our longer-term operations and acquisition strategy. An inability to reach resolution may lead to litigation with the holders of the Notes, whether brought by us or against us. Any such litigation could be expensive, time-consuming, and distracting and no assurance can be provided that the outcome would be satisfactory. If we do reach agreement with the holders of the Notes, any agreements or amendments we execute are likely to impose additional conditions or costs that impact our liquidity and the flexibility of our operations or create the possibility of dilution to our other equity holders.

Even if successful, litigation, other legal proceedings or protracted negotiations could be expensive and time consuming and could divert management’s attention from managing our business and could result in significant adverse judgments or costs of settlement, amendments to agreements or adjustments to instruments, any of which may have a material adverse effect on our liquidity, financial position, business, reputation or prospects.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Except as set forth below, we did not sell any of our equity securities during the three months ended June 30, 2023, that were not registered under the Securities Act and were not previously reported on a Current Report on Form 8-K filed by us.

During the three months ended June 30, 2023, we issued 50,000 shares of common stock to a consultant as compensation for services rendered, which generated cash proceeds of $0.0 million. The shares were issued in reliance upon the exemption from registration provided by [Section 4(a)(2)] of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 11, 2023, the Company entered into a Securities Purchase Agreement (the “August 2023 SPA”) with KORR Value, L.P. (the “Purchaser”), pursuant to which the Company has the right, but not the obligation, to sell to Purchaser, and Purchaser is obligated to purchase, up to an aggregate of $5.0 million of newly issued shares (the “Shares”) of Common Stock, par value $0.0001 (the “Common Stock”), at a purchase price of $1.00 per share (the “Purchase Price per Share”), from time to time during the Facility Term (as defined below), subject to certain limitations and conditions. Kenneth Orr, the beneficial owner of more than 5% of the Company’s Common Stock and the former Chairman of the company, has sole voting and dispositive power over the shares held by KORR Value, L.P.

The sale of the Shares by the Company to Purchaser under the August 2023 SPA, if any, will occur from time to time at the Company’s sole discretion over the period commencing on October 15, 2023 (subject to satisfaction of certain customary conditions) and ending on March 31, 2024 (the “Facility Term”). Upon the first delivery of a purchase notice by the Company, the Company will issue to Purchaser warrants to purchase 1,000,000 shares of Common Stock (the “Warrants”). The Warrants, if issued, will have an exercise price of $1.50 per share and a term of two years from issuance.

The August 2023 SPA contains representations and warranties of the Company and Purchaser that are typical for transactions of this type. The August 2023 SPA also contains covenants on the part of the Company and Purchaser, including covenants relating to Purchaser’s maintenance of sufficient funding for the Share purchases during the Facility Term. The August 2023 SPA contemplates the potential partial assignment of the purchase commitment thereunder (and pro rata portion of the Warrants) including to certain of the Company’s existing investors that may exercise participation rights previously granted to them.

The Shares and Warrants that may be issued in connection with the August 2023 SPA are being offered and sold by the Company in a transaction exempt from registration under the Securities Act, in reliance on Section 4(a)(2) thereof and Rule 506(b) of Regulation D thereunder.

The foregoing summaries of the August 2023 SPA and Warrant are not complete and are qualified in their entirety by reference to the full text of the August 2023 SPA and form of Warrant, which are filed as Exhibit 10.1, respectively, to this quarterly report. The representations, warranties and covenants contained in the August 2023 SPA were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to the August 2023 SPA and may be subject to limitations agreed upon by the contracting parties. Investors are not third-party beneficiaries under the August 2023 SPA and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the parties thereto or any of their respective affiliates.

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

10.1**	Securities Purchase Agreement dated as of August 11, 2023 by and among the Company and the purchasers identified therein
31.1 **	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d- 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 **	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 ***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 ***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	Inline XBRL Instance Document.
101.SCH **	Inline XBRL Taxonomy Extension Schema.
101.CAL **	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.LAB **	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE **	Inline XBRL Taxonomy Presentation Linkbase.
101.DEF **	Inline XBRL Taxonomy Definition Linkbase Document.
104 **	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

** Filed herewith.

*** Furnished herewith.

# Incorporated by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARGE ENTERPRISES, INC.

Date: August 14, 2023	By:	/s/ Andrew Fox
	Name	Andrew Fox
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Leah Schweller
	Name	Leah Schweller
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

