Form 10-Q
period 2023-09-30
Charge Enterprises, Inc.
filed 2023-11-08
CIK 1277250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of October 31, 2023, a total of 215,039,868 shares of common stock, par value $0.0001 per share, were issued and outstanding.

CHARGE ENTERPRISES, INC.

Special Note Regarding Forward-Looking Statements

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

Certain statements contained in this Form 10-Q, which reflect our current views with respect to future events and financial performance, and any other statements of a future or forward-looking nature, constitute “forward-looking statements” for the purpose of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These statements relate to future events, our future operational or financial performance or future liquidity, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, include the ability to achieve the expected benefits of the Greenspeed acquisition, including the risks that the Company’s synergy estimates are inaccurate or that the Company faces higher than anticipated integration or other costs in connection with the acquisition, the business plans and strategies of Charge, Charge’s ability to satisfy its debt payment obligations or extend the maturity or refinance outstanding debt at or prior to maturity, Charge’s future business development, market acceptance of electric vehicles and continued auto maker investment in electric vehicles, the success of Charge’s retail dealership initiative and the size, scope and success of the related initial installation projects, Charge’s ability to generate profits and positive cash flow, changes in government regulations and government incentives, subsidies, or other favorable government policies, rising interest rates, macroeconomic and geopolitical conditions, and the ongoing automotive industry labor dispute and the impact on investments by our customers, as well as those listed under the section titled “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.

Any forward-looking statement in this Form 10-Q reflects our current view with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our business, results of operations, industry, and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Form 10-Q in conjunction with our May 10, 2023 Form 8-K, our 2022 Form 10-K, and the documents that we reference herein and therein and have filed as exhibits hereto and thereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Charge Enterprises, Inc.

Consolidated Balance Sheets

(Unaudited)

In thousands, except share and per share data	September 30, 2023	December 31, 2022 (As Adjusted)
Assets
Current assets
Cash and cash equivalents	$51,359	$26,837
Restricted cash	886	886
Accounts receivable net of allowances of $68 in 2023 and $322 in 2022	55,768	72,405
Inventory	317	111
Deposits, prepaids and other current assets	3,430	3,187
Investments in marketable securities	5,868	6,757
Investments in non-marketable securities	279	236
Contract assets	8,128	6,090
Total current assets	126,035	116,509

Property, plant and equipment, net	485	732
Finance lease right-of-use assets	888	341
Operating lease right-of-use assets	3,123	4,028
Non-current assets	248	240
Goodwill	25,906	12,672
Intangible assets, net	30,832	33,932
Total Assets	187,517	168,454

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$73,105	$61,644
Accrued liabilities	7,922	11,121
Contract liabilities	25,201	13,741
Derivative liability	2	6,521
Finance lease liabilities	242	112
Operating lease liabilities	1,183	1,579
Current portion of long-term debt	27,126	29,180
Total current liabilities	134,781	123,898

Non-current liabilities
Finance lease liabilities, non-current	530	146
Operating lease liabilities, non-current	1,808	2,199
Contingent consideration liability	5,758	-
Net deferred tax liability	1,072	1,410
Total Liabilities	143,949	127,653

Mezzanine Equity
Series C preferred stock (6,226,370 shares issued and outstanding at September 30, 2023, and December 31, 2022)	19,458	16,572
Total Mezzanine Equity	19,458	16,572

Commitments, contingencies and concentration risk

Stockholders' Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized;
Series D: 1,177,023 shares issued and outstanding at September 30, 2023, and December 31, 2022	-	-
Series E: 3,200,000 shares issued and outstanding at September 30, 2023, and 0 shares outstanding at December 31, 2022	-	-
Common stock, $0.0001 par value; 750,000,000 shares authorized, 215,039,868 and 206,844,580 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	21	20
Additional paid in capital	208,564	179,723
Accumulated deficit	(184,475)	(155,514)
Total Stockholders' Equity	24,110	24,229
Total Liabilities and Stockholders' Equity	$187,517	$168,454

The accompanying notes are an integral part of these consolidated financial statements.

Charge Enterprises, Inc.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data	2023	2022 (As Adjusted)	2023	2022 (As Adjusted)
Revenues	$132,277	$185,857	$473,412	$529,876
Cost of sales	123,255	179,760	450,353	512,143
Gross profit	9,022	6,097	23,059	17,733

Operating expenses
General and administrative	4,315	5,141	14,854	17,200
Salaries and related benefits	8,890	7,850	27,173	23,597
Professional fees	1,006	666	1,918	2,578
Depreciation and amortization expense	1,172	433	3,574	1,745
Total operating expenses	15,383	14,090	47,519	45,120

(Loss) from operations	(6,361)	(7,993)	(24,460)	(27,387)

Other income (expenses):
Income (loss) from investments, net	675	(200)	1,637	(1,343)
Change in fair value of derivative liabilities	57	28,669	1,713	28,669
Interest expense	(1,489)	(1,015)	(4,515)	(9,939)
Loss on impairment	(56)	-	(114)	-
Other income (expense), net	848	(3,289)	1,876	(2,255)
Foreign exchange gain (loss)	116	1	(53)	(86)
Total other income (expenses), net	151	24,166	544	15,046

Income (loss) before income taxes	(6,210)	16,173	(23,916)	(12,341)

Income tax (expense) benefit	(741)	8	(1,093)	1,336

Net income (loss)	$(6,951)	$16,181	$(25,009)	$(11,005)
Less: Deemed dividend	(2,885)	-	(2,885)	(36,697)
Less: Preferred dividends	(362)	(302)	(1,086)	(922)
Net income (loss) available to common stockholders	$(10,198)	$15,879	$(28,980)	$(48,624)

Basic income (loss) per share available to common stockholders	$(0.05)	$0.07	$(0.14)	$(0.25)
Diluted income (loss) per share available to common stockholders	$(0.05)	$0.06	$(0.14)	$(0.25)

Weighted average number of shares outstanding, basic	214,273	206,225	211,423	196,126
Weighted average number of shares outstanding, diluted	214,273	231,388	211,423	196,126

The accompanying notes are an integral part of these consolidated financial statements.

Charge Enterprises, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2023	2022 (As Adjusted)	2023	2022 (As Adjusted)
Net income (loss)	$(6,951)	$16,181	$(25,009)	$(11,005)
Other comprehensive income (loss), net of tax
Components of comprehensive income (loss)	-	-	-	-
Other comprehensive income (loss), net of tax	-	-	-	-
Comprehensive income (loss)	$(6,951)	$16,181	$(25,009)	$(11,005)

The accompanying notes are an integral part of these consolidated financial statements.

Charge Enterprises, Inc.

Consolidated Statements of Stockholders' Equity

(Unaudited)

	Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-In Capital (As	Accumulated Other Comprehensive	Accumulated Deficit (As	Total (As
In thousands, except share data	Shares	Amount	Shares	Amount	Shares	Amount	Adjusted)	Income	Adjusted)	Adjusted)
Balance, December 31, 2021 (As Adjusted)	2,370,370	$-	184,266,934	$18	6,587,897	$1	$117,727	$(32)	$(103,366)	$14,348
Modified retrospective application of stock-based compensation accounting as of January 1, 2022	-	-	-	-	-	-	(3,320)	-	3,115	(205)
Stock-based compensation expense	-	-	-	-	-	-	10,744	-	-	10,744
Declaration of preferred dividends	-	-	-	-	-	-	-	-	(267)	(267)
Series C preferred stock	3,856,000	-	-	-	-	-	12,050	-	-	12,050
Beneficial conversion feature arising from preferred stock	-	-	-	-	-	-	2,651	-	-	2,651
Deemed dividend in connection with Series C preferred stock	-	-	-	-	-	-	-	-	(3,856)	(3,856)
Common stock issued for acquisition	-	-	5,201,863	1	-	-	17,530	-	-	17,531
Conversion of debt into common stock	-	-	319,950	-	-	-	80	-	-	80
Net loss	-	-	-	-	-	-	-	-	(13,141)	(13,141)
Balance, March 31, 2022 (As Adjusted)	6,226,370	$-	189,788,747	$19	6,587,897	$1	$157,462	$(32)	$(117,515)	$39,935
Stock-based compensation expense	-	-	-	-	-	-	9,343	-	-	9,343
Declaration of preferred dividends	-	-	-	-	-	-	-	-	(353)	(353)
Series D preferred stock	1,177,023	-	-	-	-	-	12,499	-	-	12,499
Common stock issued for private placement	-	-	1,428,575	-	-	-	4,696	-	-	4,696
Issuance of warrants for private placement	-	-	-	-	-	-	5,304	-	-	5,304
Issuance of shares committed in prior period	-	-	1,862,146	-	(1,862,146)	-	-	-	-	-
Settlement of holdback shares for acquisition	-	-	4,725,748	-	(4,725,748)	(1)	-	-	-	(1)
Exercise of warrants	-	-	5,973,515	1	-	-	1,072	-	-	1,073
Exercise of stock options	-	-	10,000	-	-	-	20	-	-	20
Vesting of restricted stock units	-	-	138,327	-	-	-	-	-	-	-
Conversion of Series B Preferred into common stock	-	-	2,155,594	-	-	-	6,165	-	-	6,165
Classification of Preferred C to Mezzanine Equity	(6,226,370)	-	-	-	-	-	(18,940)	-	6,256	(12,684)
Deemed dividend in connection with reclass of warrants to Derivative liability	-	-	-	-	-	-	(7,601)	-	(32,841)	(40,442)
Other	-	-	-	-	(3)	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(19,642)	(19,642)
Modified retrospective application of stock-based compensation accounting	-	-	-	-	-	-	(2,538)	-	2,482	(56)
Balance, June 30, 2022 (As Adjusted)	1,177,023	$-	206,082,652	$20	-	$-	$167,482	$(32)	$(161,613)	$5,857
Stock-based compensation expense	-	-	-	-	-	-	7,825	-	-	7,825
Restricted stock units expense	-	-	-	-	-	-	23	-	-	23
Exercise of warrants	-	-	137,803	-	-	-	50	-	-	50
Exercise of stock options	-	-	261,959	-	-	-	144	-	-	144
Declaration of dividends	-	-	-	-	-	-	-	-	(302)	(302)
Other	-	-	-	-	-	-	-	-	(58)	(58)
Net income (loss)	-	-	-	-	-	-	-	32	14,375	14,407
Modified retrospective application of stock-based compensation accounting	-	-	-	-	-	-	(1,981)	-	1,806	(175)
Balance, September 30, 2022 (As Adjusted)	1,177,023	$-	206,482,414	$20	-	$-	$173,543	$-	$(145,792)	$27,771

The accompanying notes are an integral part of these consolidated financial statements.

Charge Enterprises, Inc.

Consolidated Statements of Stockholders' Equity

(Unaudited)

	Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
In thousands, except share data	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2022 (As Adjusted)	1,177,023	$-	206,844,580	$20	-	$-	$179,723	$-	$(155,514)	$24,229
Stock-based compensation expense	-	-	(444)	-	-	-	5,902	-	-	5,902
Declaration of preferred dividends	-	-	-	-	-	-	-	-	(362)	(362)
Exercise of warrants	3,200,000	-	4,400,000	1	-	-	3,799	-	-	3,800
Derivative liability impact to exercise of warrants	-	-	-	-	-	-	4,806	-	-	4,806
Exercise of stock options	-	-	75,000	-	-	-	43	-	-	43
Common stock issued for acquisition	-	-	1,530,145	-	-	-	2,752	-	-	2,752
Net loss	-	-	-	-	-	-	-	-	(9,212)	(9,212)
Balance, March 31, 2023	4,377,023	$-	212,849,281	$21	-	$-	$197,025	$-	$(165,088)	$31,958
Stock-based compensation expense	-	-	50,000	-	-	-	4,964	-	-	4,964
Declaration of preferred dividends	-	-	-	-	-	-	-	-	(362)	(362)
Other	-	-	-	-	-	-	-	-	19	19
Net loss	-	-	-	-	-	-	-	-	(8,846)	(8,846)
Balance, June 30, 2023	4,377,023	$-	212,899,281	$21	-	$-	$201,989	$-	$(174,277)	$27,733
Stock-based compensation expense	-	-	-	-	-	-	4,583	-	-	4,583
Restricted stock units vesting	-	-	55,323	-	-	-	(8)	-	-	(8)
Declaration of preferred dividends	-	-	-	-	-	-	-	-	(362)	(362)
Series C preferred deemed dividend	-	-	-	-	-	-	-	-	(2,885)	(2,885)
Common stock issued for acquisition	-	-	2,085,264	-	-	-	2,000	-	-	2,000
Net loss	-	-	-	-	-	-	-	-	(6,951)	(6,951)
Balance, September 30, 2023	4,377,023	$-	215,039,868	$21	-	$-	$208,564	$-	$(184,475)	$24,110

The accompanying notes are an integral part of these consolidated financial statements.

Charge Enterprises, Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2023	2022 (As Adjusted)
In thousands

Cash flows from Operating Activities:
Net loss	$(25,009)	$(11,005)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	3,100	1,060
Depreciation	474	685
Stock-based compensation	15,449	20,514
Change in fair value of derivative liabilities	(1,713)	(28,669)
Amortization of debt discount	2,970	7,938
Loss on foreign currency exchange	53	86
Loss on impairment	114	-
Net loss (gain) from investments	(1,637)	1,343
Other expense, net	(1,308)	2,287
Change in deferred income taxes	(316)	(1,338)
Changes in working capital requirements:
Accounts receivable	17,934	(1,900)
Inventory	(1)	(73)
Deposits, prepaids and other current assets	(1,007)	(1,761)
Other assets / liabilities	195	(43)
Contract assets	(1,294)	(3,041)
Accounts payable	11,277	10,148
Other current liabilities	229	(1,196)
Contract liabilities	7,719	2,048
Net cash provided by (used in) operating activities	27,229	(2,917)

Cash flows from Investing Activities:
Acquisition of property, plant and equipment	(143)	(205)
Sale of intellectual property	1,308	179
Purchase of marketable securities	(27,766)	(45,430)
Sale of marketable securities	30,210	47,429
Acquisition of ANS	-	(363)
Acquisition of EV Depot	1	(1,231)
Acquisition of Greenspeed	(5,289)	-
Cash acquired in acquisitions	1,845	105
Net cash provided by investing activities	166	484

Cash flows from Financing Activities:
Proceeds from sale of common stock	-	10,000
Proceeds from sale of Series C preferred stock	-	10,845
Proceeds from sale of Series E preferred stock	1,600	-
Proceeds from exercise of warrants	2,200	1,122
Proceeds from exercise of stock options	41	164
Draws from revolving line of credit	4,717	18,802
Payments on revolving line of credit	(9,741)	(18,548)
Tax withholding payments for vested stock-based compensation	(9)	(418)
Payment on financing lease	(252)	(78)
Payment of dividends on preferred stock	(1,086)	(818)
Redemption of Series B preferred stock	-	(685)
Net cash (used in) provided by financing activities	(2,530)	20,386

Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(343)	45

Net Increase in Cash and Cash Equivalents	24,522	17,998
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	27,723	18,238
Cash, Cash Equivalents, and Restricted Cash, End of Period	$52,245	$36,236

Cash paid for interest expense	$1,454	$2,138
Cash paid for income taxes	$1,538	$485
Non-cash investing and financing activities:
Issuance of common stock for acquisition	$2,000	$17,530

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

Telecommunications

The Company’s Telecommunications segment revenues are derived from operating a global telecommunication network consisting of domestic switching and related peripheral equipment, carrier-grade routers, and switches for internet and circuit-based services. Types of services typically include providing: (i) routing of voice, data, and SMS to Carriers and Mobile Network Operators (“MNO”) globally; and (ii) customers with internet-protocol-based and time-division multiplexing (“TDM”) access for the transport of long-distance voice and data minutes.

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

Revenue is earned based on the number of minutes during a call multiplied by the price per minute and is recorded upon completion of a call. Incomplete calls are not revenues earned by Telecommunications and may occur as a result of technical issues or because the customer’s credit limit was exceeded and thus the customer routing of traffic was prevented. Telecommunications evaluates gross versus net revenue recognition for each of its contractual arrangements by assessing indicators of control to determine whether Telecommunications acts as a principal (i.e., gross recognition) or an agent (i.e., net recognition). Telecommunications has determined that it acts as a principal for all of its performance obligations as Telecommunications may accept or reject calls, determines the routing decision and routing vendor and has the risk of financial loss on revenues from customers and amounts owed to the vendors. Net revenue represents gross revenue, net of allowance for doubtful accounts receivable, service credits and service adjustments. Cost of sales includes network costs that consist of access, transport and termination costs. The majority of Telecommunications’ cost of sales is variable, primarily based upon minutes of use, with transmission and termination costs being the most significant expense.

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

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 is designed to enhance comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. ASU 2021-08 was effective for the Company beginning January 1, 2023, under a prospective application. ASU 2021-08 requires the Company to measure contract assets and contract liabilities acquired in a business combination at the acquisition date in accordance with Accounting Standards Codification ("ASC") Topic 606 as if the Company had originated the contracts. The Company recorded contract assets and contract liabilities acquired in an acquisition in the current year at their respective acquisition date fair values as if it had originated the contracts. Refer to Note 6, Business combination, for additional information.

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

The following tables present the comparative effect of the change in accounting principle and its effect on the Company’s current and previously reported financial statements.

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(amounts, in thousands, except per share data)
Stock-based compensation
Prior to revision	$3,339	$7,848	$8,890	$28,353
Revision	1,244	(1,981)	6,559	(7,839)
As revised	$4,583	$5,867	$15,449	$20,514
Loss from operations
Prior to revision	$(5,117)	$(9,974)	$(17,901)	$(35,226)
Revision	(1,244)	1,981	(6,559)	7,839
As revised	$(6,361)	$(7,993)	$(24,460)	$(27,387)
Income tax benefit (expense)
Prior to revision	$(741)	$183	$(1,093)	$1,772
Revision	-	(175)	-	(436)
As revised	$(741)	$8	$(1,093)	$1,336
Net income (loss)
Prior to revision	$(5,707)	$14,375	$(18,450)	$(18,408)
Revision	(1,244)	1,806	(6,559)	7,403
As revised	$(6,951)	$16,181	$(25,009)	$(11,005)
Basic income (loss) per share available to common stockholders
Prior to revision	$(0.04)	$0.06	$(0.11)	$(0.29)
Revision	$(0.01)	$0.01	$(0.03)	$0.04
As revised	$(0.05)	$0.07	$(0.14)	$(0.25)
Diluted income (loss) per share available to common stockholders
Prior to revision	$(0.04)	$0.05	$(0.11)	$(0.29)
Revision	$(0.01)	$0.01	$(0.03)	$0.04
As revised	$(0.05)	$0.06	$(0.14)	$(0.25)

The opening balances of accumulated deficit and additional paid in capital as of December 31, 2021, have been adjusted by $8.0 million and $9.1 million, respectively to reflect the cumulative effect of the change.

	As of
	September 30,	December 31,
	2023	2022
	(amounts, in thousands)
Net deferred tax (liability) asset
Prior to revision	$(1,047)	$(1,389)
Revision	(25)	(21)
As revised	$(1,072)	$(1,410)
Additional paid in capital
Prior to revision	$220,083	$197,816
Revision	(11,519)	(18,093)
As revised	$208,564	$179,723
Accumulated deficit
Prior to revision	$(195,969)	$(173,586)
Revision	11,494	18,072
As revised	$(184,475)	$(155,514)
Total stockholders' equity
Prior to revision	$24,135	$24,250
Revision	(25)	(21)
As revised	$24,110	$24,229

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

The following tables present the effect of the reclassification on the Company’s previously reported financial statements.

	Year Ended
	December 31,
	2022	2021	2020
	(amounts, in thousands)
Cost of sales
Prior to revision	$669,620	$465,503	$83,554
Revision	2,503	1,771	-
As revised	$672,123	$467,274	$83,554
Gross Profit
Prior to revision	$28,213	$11,515	$1,172
Revision	(2,503)	(1,771)	-
As revised	$25,710	$9,744	$1,172
Stock-based compensation
Prior to revision	$26,499	$21,801	$2,005
Revision	(26,499)	(21,801)	(2,005)
As revised	$-	$-	$-
General and administrative
Prior to revision	$14,392	$7,995	$2,020
Revision	9,117	11,011	121
Other Reclassifications	(677)	-	-
As revised	$22,832	$19,006	$2,141
Salaries and related benefits
Prior to revision	$16,667	$8,806	$687
Revision	14,879	9,019	1,884
Other Reclassifications	657	-	-
As revised	$32,203	$17,825	$2,571
Total operating expenses
Prior to revision	$67,225	$40,977	$5,922
Revision	(2,503)	(1,771)	-
Other Reclassifications	(20)	-	-
As revised	$64,702	$39,206	$5,922

	Three Months Ended
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
	(amounts, in thousands)
Cost of sales
Prior to revision	$156,812	$173,760	$178,951	$160,097
Revision	804	704	506	489
Other Reclassifications	-	303	303	(606)
As revised	$157,616	$174,767	$179,760	$159,980
Gross Profit
Prior to revision	$6,166	$7,281	$6,906	$7,860
Revision	(804)	(704)	(506)	(489)
Other Reclassifications	-	(303)	(303)	606
As revised	$5,362	$6,274	$6,097	$7,977
Stock-based compensation
Prior to revision	$7,424	$7,223	$5,867	$5,985
Revision	(7,424)	(7,223)	(5,867)	(5,985)
As revised	$-	$-	$-	$-
General and administrative
Prior to revision	$2,742	$3,908	$3,516	$4,226
Revision	2,865	2,704	1,775	1,773
Other Reclassifications	-	(160)	(150)	(367)
As revised	$5,607	$6,452	$5,141	$5,632
Salaries and related benefits
Prior to revision	$4,193	$4,127	$4,417	$3,930
Revision	3,755	3,815	3,586	3,723
Other Reclassifications	-	(143)	(153)	953
As revised	$7,948	$7,799	$7,850	$8,606
Total operating expenses
Prior to revision	$15,632	$17,209	$14,899	$19,485
Revision	(804)	(704)	(506)	(489)
Other Reclassifications	-	(303)	(303)	586
As revised	$14,828	$16,202	$14,090	$19,582

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

Note 3. Fair value measurements

Recurring Fair Value Measurements

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis:

	September 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Measured at Net Asset Value as a Practical Expedient	Total
Assets:
Marketable securities (Note 5)	$4,280	$-	$-	$1,588	$5,868
Liabilities:
Contingent consideration liability (Note 6)	$-	$-	$5,758	$-	$5,758
Derivative liabilities (Note 10)	$-	$2	$-	$-	$2

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

In connection with the Greenspeed Acquisition (as defined in Note 6), completed on August 1, 2023, the Company recorded a liability for contingent consideration payable based upon the achievement of certain annual performance benchmarks over 2 years. The fair value of the liability is estimated using discounted cash flows. The significant unobservable inputs (Level 3) used to estimate the fair value include the projected EBITDA values for the 2 year earn-out period (as defined in the purchase agreement), and the discount rate. The contingent consideration measured at fair value using unobservable inputs as of September 30, 2023 is $5.8 million and is included in contingent consideration liability within non-current liabilities on the consolidated balance sheets. Refer to Note 6, Business combination, for additional information.

Nonrecurring Fair Value Measurements

The Company also has investments in non-marketable securities, which are primarily equity securities in a non-public company that do not have readily determinable fair values. Such investments are initially recorded at cost and adjusted to fair value on a nonrecurring basis through earnings for observable price changes in orderly transactions for identical or similar transactions of the same company (Level 2 of U.S. GAAP fair value hierarchy). Historical adjustments have not been material. The carrying amount of these equity securities is $0.3 million and $0.2 million as of September 30, 2023, and December 31, 2022, respectively, and is included in non-marketable securities on the consolidated balance sheet. There was an immaterial increase in the non-marketable securities during the nine months ended September 30, 2023 and no change during the nine months ended September 30, 2022.

Note 4. Revenue

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers. Accounts receivable in the table below excludes other receivables that are not generated from contracts with customers. These amounts are $0.1 million and $0.0 million as of September 30, 2023, and December 31, 2022, respectively.

(in thousands)	September 30, 2023	December 31, 2022
Receivables included in "Accounts receivable net of allowances"	$55,710	$72,405
Contract assets	8,128	6,090
Contract liabilities	25,201	13,741

The Company has remaining performance obligations of $139.2 million at September 30, 2023. This figure is inclusive of the Company’s deferred revenue and backlog. The Company only includes projects within its backlog reporting if there is a signed contract, purchase order or other legally binding agreement. There can be no assurance that the Company’s backlog will be earned as revenue in any particular period, if at all. Included within this figure is $25.2 million of deferred revenue that is classified within current liabilities on the consolidated balance sheets. The Company expects to earn the full amount of its deferred revenue within the next twelve months. The Company anticipates it will recognize approximately 25% of its remaining performance obligations within backlog as revenue in 2023, approximately 74% in 2024, and the remainder in 2025.

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

Significant changes in the balance of contract liabilities during the period are as follows:

(in thousands)
Balance at December 31, 2022	$13,741
Revenue recognized during the period that was included in the beginning balance	(12,945)
Additions, net of revenue recognized during the period	24,405
Balance at September 30, 2023	$25,201

Disaggregation of Revenue

The following table presents the Company’s revenues disaggregated by segment:

	Three Months Ended September 30,
(in thousands)	2023	2022
Revenue:
Infrastructure	$31,795	$26,753
Telecommunications	100,482	159,104
Total	$132,277	$185,857

	Nine Months Ended September 30,
(in thousands)	2023	2022
Revenue:
Infrastructure	$89,246	$71,804
Telecommunications	384,166	458,072
Total	$473,412	$529,876

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

The fair value of these marketable securities is as follows:

(in thousands)	September 30, 2023	December 31, 2022
Brokerage Account	$5,868	$6,757

During the three months ended September 30, 2023, the Company recognized net gains of $0.7 million on marketable securities and other investments, which included $0.2 million of realized gains and $0.5 million of unrealized gains on marketable and non-marketable securities. During the nine months ended September 30, 2023, the Company recognized net gains of $1.6 million on marketable securities and other investments, which included $0.1 million of realized gains and $1.5 million of unrealized gains on marketable and non-marketable securities.

During the three months ended September 30, 2022, the Company recognized net losses of $0.2 million on marketable securities and other investments, which included $0.1 million of realized losses and $0.1 million of unrealized losses on marketable securities. During the nine months ended September 30, 2022, the Company recognized net losses of $1.3 million on marketable securities and other investments, which included $0.7 million of realized losses and $0.6 million of unrealized losses on marketable securities.

Note 6. Business combination

Greenspeed Energy Solutions, LLC

On August 1, 2023, the Company completed the acquisition of all of the issued and outstanding units of Greenspeed Energy Solutions, LLC ("Greenspeed") for up to $15.0 million, net of closing adjustments (the "Greenspeed Acquisition"). The consideration includes $6.0 million in cash consideration reduced for certain transaction expenses and working capital adjustments, $2.0 million in equity consideration at closing, and a performance-based earn-out over the next two years of up to $7.0 million. The Company recorded the performance-based earn-out as a contingent consideration liability at the acquisition date of approximately $5.8 million.

The following table summarizes the total consideration as well as the preliminary fair values of the net assets acquired, and liabilities assumed as of the acquisition date. The final determination of the fair value of certain assets and liabilities will be completed within the one year measurement period from the date of acquisition as required by ASC Topic 805, Business Combinations. As of September 30, 2023, the valuation studies necessary to determine the fair market value of the assets acquired and liabilities assumed are preliminary, including the validation of the underlying cash flows used to determine the fair values. Any potential adjustments could be material in relation to the preliminary values presented below.

(in thousands)	Preliminary Estimates
Cash	$5,289
Common stock	2,000
Contingent consideration	5,758
Total Consideration	$13,047

Fair values of identifiable net assets and liabilities:
Assets:
Current assets
Cash	1,845
Accounts receivable	1,315
Deposits, prepaids and other current assets	9
Inventory	205
Contract assets	744
Total current assets	4,118

Property, plant and equipment	212
Operating lease right-of-use assets	259
Goodwill	13,234
Total assets	17,823
Liabilities:
Current liabilities
Accounts payable	542
Accrued liabilities	77
Contract liabilities	3,741
Operating lease liabilities	54
Finance lease liabilities	50
Total current liabilities	4,464

Non-current liabilities
Operating lease liabilities, non-current	214
Finance lease liabilities, non-current	98
Total liabilities	4,776
Total fair value of identifiable net assets and liabilities	$13,047

Management believes that the Greenspeed Acquisition provides the Company with an opportunity to benefit from technical knowledge, and expected synergies from combining operations. The goodwill is not deductible for income tax purposes.

The inclusion of the Greenspeed Acquisition in the Company's consolidated financial statements is not deemed material with respect to the requirement to provide pro-forma results of operations. As such, pro-forma information is not presented.

Note 7. Goodwill and intangible assets

Goodwill is not amortized for book purposes, however, it may be amortized for tax purposes. The Company accounts for its acquired customer relationships, backlogs, non-compete agreements, favorable leases and brand assets as definite-lived intangible assets. Goodwill is reviewed at least annually for impairment. At the time of each review, if the fair value of a reporting unit is less than its respective carrying value, then a charge is recorded to the results of operations.

The following table presents goodwill by reportable segment:

(in thousands)	Infrastructure	Telecommunications	Consolidated Total
Goodwill, net, as of December 31, 2022	$11,900	$772	$12,672
Acquisition (See Note 6)	$13,234	$-	$13,234
Goodwill, net, as of September 30, 2023	$25,134	$772	$25,906

The Company’s goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The Company conducts its annual impairment analyses as of October 1 each year. There were no indicators of impairment during the three-month and nine-month period ended  September 30, 2023.

The Company performs a review of its intangible assets for impairment when evidence exists that the carrying value of an asset may not be recoverable. There were no events or changes in circumstances which indicated the Company’s intangible assets may not be recoverable. Accordingly, no impairment assessments were conducted on its intangible assets during the three-month and nine-month period ended September 30, 2023.

The following table presents intangible assets:

	September 30, 2023			December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$30,849	$(4,031)	$26,818	$30,849	$(2,489)	$28,360
Backlog	3,322	(1,938)	1,384	3,322	(1,107)	2,215
Non-compete agreements	3,729	(1,594)	2,135	3,729	(895)	2,834
Off-market favorable leases	955	(955)	-	955	(955)	-
Brand	560	(65)	495	560	(37)	523
Total	$39,415	$(8,583)	$30,832	$39,415	$(5,483)	$33,932

Note 8. Related party transactions

On August 31, 2023, the Company entered into a separation and consulting agreement with Andrew Fox, the Company's former Chief Executive Officer and a current member of the Company's Board of Directors. The agreement provides for the continued vesting of stock options previously granted to Mr. Fox and extends the exercise period for those options through October 11, 2025. Pursuant to this agreement, Mr. Fox will serve as a strategic advisor to the Board of Directors for a one-year initial term with compensation of approximately $0.5 million.

On August 11, 2023, the Company entered into a Securities Purchase Agreement with KORR Value, L.P. (the “August 2023 SPA”), pursuant to which, beginning on October 15, 2023 and through March 31, 2024, the Company has the right, but not the obligation, to sell, and to require the purchaser to purchase, up to $5.0 million of common stock, at a purchase price of $1.00 per share. The Company will be obligated to issue warrants to purchase 1,000,000 shares of common stock on the date the Company first elects to require the purchaser to purchase shares pursuant to the August 2023 SPA. Such warrants would have a two-year term and an exercise price of $1.50 per share. Kenneth Orr, a beneficial owner of more than 5% of the Company’s common stock and the former Chairman of the Company, has sole voting and dispositive power over the shares held by KORR Value, L.P.

Greenspeed obtains lighting materials and equipment for certain projects from a related party, Greenwave Partners, LLC ("Greenwave"). Greenwave has established relationships with lighting suppliers as a wholesaler and is able to obtain lighting materials and equipment on more economical terms than Greenspeed.  Cost savings are passed on to Greenspeed. During the nine months ended September 30, 2023, the total amount invoiced from Greenwave to Greenspeed was approximately $0.2 million. Paul Williams is the President and CEO of Greenspeed and also is a member of Greenwave.

In 2022, the Company entered into a special advisor agreement with KORR Acquisitions Group, Inc., an entity controlled by Kenneth Orr, and a stockholder of the Company. The agreement included an upfront payment of $0.5 million and currently includes a monthly advisory fee of $25,000.

Note 9. Debt

Debt was comprised of the following as of the periods indicated:

(in thousands)	September 30, 2023	December 31, 2022
Line of Credit
ANS Line of Credit	$-	$5,024
Total Line of Credit	-	5,024
Notes Payable
Issued on May 19, 2021	11,860	11,860
Issued on December 17, 2021	15,926	15,926
Total Face Value of Notes Payable	27,786	27,786
Less: Unamortized Discount	(660)	(3,630)
Net Carrying Value of Notes Payable	27,126	24,156
Total debt before deferred financing costs	27,126	29,180
Current amount of Notes Payable	27,126	24,156
Current amount of Line of Credit	-	5,024
Total current portion of long-term debt	27,126	29,180
Total long-term debt, net of current portion	$-	$-

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

Conversion of Convertible Notes to Preferred Stock

In the second quarter of 2022, the Convertible Notes were exchanged for 1,177,023 shares of Series D preferred stock (“Series D preferred stock”). As a result of this exchange, the Company has no Convertible Notes Payable outstanding at September 30, 2023, and December 31, 2022. Refer to Note 13, Stockholders’ equity, for additional information.

The Company has accounted for all Convertible Notes Payable as a financing transaction, wherein the net proceeds that were received were allocated to the financial instrument issued. Prior to making the accounting allocation, the Company evaluated the Convertible Notes under ASC 815, Derivatives and Hedging, which generally requires the analysis of embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. None of the terms and features embedded in the notes required bifurcation and liability classification.

The Company analyzed the detachable warrants under ASC 480 and ASC 815. The warrants did not fall under the guidance of ASC 480. After analyzing the warrants under ASC 815, it was determined that the warrants met all of the requirements for equity classification under guidance of ASC 815-40-25-1 through 6.

Line of credit

Nextridge Inc. (“Nextridge”) and its operating subsidiary Advance Network Services, LLC. (“ANS”) have a revolving $8.0 million line of credit (the “ANS Line of Credit”) available with a bank, collateralized by all the assets of Nextridge and ANS. Interest is payable monthly at the Wall Street Journal prime rate (8.50% and 7.50% at September 30, 2023, and December 31, 2022, respectively). As of September 30, 2023, and December 31, 2022, the Company had outstanding balances of $0 and $5.0 million, respectively, on this ANS Line of Credit.

On October 25, 2022, Nextridge and ANS renewed the ANS Line of Credit increasing the availability from $4.0 million to $8.0 million. Borrowings under the ANS Line of Credit will bear interest at a floating rate at the Wall Street Journal prime rate with a floor of 5%. Advances under the line of credit are limited to 70% and 50% of Nextridge and ANS’ eligible accounts receivable and work in progress, respectively. At each fiscal year end, Nextridge and ANS must maintain a minimum debt service coverage ratio of 1.2:1 and maximum debt/tangible net worth ratio of 3:1. The outstanding balance on the ANS Line of Credit is payable upon demand by the bank. In addition to the security interest in the assets of Nextridge and ANS, the line of credit is guaranteed by the Company and Charge Infrastructure Holdings, Inc., the parent of Nextridge and ANS and a subsidiary of the Company. At December 31, 2022, the Company was in compliance with the aforementioned covenants. The ANS Line of Credit has a termination date of October 31, 2024.

On November 18, 2022, Nextridge and ANS renewed a $750,000 equipment and vehicle line of credit available with a bank. Interest is payable monthly at the Wall Street Journal prime rate. On December 1, 2023, the line will convert to a term loan with the then five-year Federal Home Loan Bank rate + 2.5% and have a five-year term with a five-year amortization. There are no financial commitments or covenants on the line of credit. As of September 30, 2023, and December 31, 2022, the Company had no outstanding balance on this line of credit.

B W Electrical Services, LLC. (“BW”) had a revolving $3.0 million line of credit (the “BW Line of Credit”) available with a bank, collateralized by all the assets of BW. Interest was payable monthly at the Wall Street Journal prime rate (8.50% and 7.50% at September 30, 2023, and December 31, 2022, respectively). Effective July 26, 2023, BW renewed the facility with substantially the same terms and an expiration of August 1, 2024.

Advances under the BW Line of Credit are limited to 75% of BW’s eligible accounts receivable. At all times during the loan term BW is required to maintain a minimum increase in the net retained earnings of $0.2 million tested annually and maintain a maximum seller funded debt to EBIDA of 2.0x tested semi-annually on a trailing twelve-month basis beginning with the period ended June 30, 2022. In addition to the security interest in the assets of BW, the BW Line of Credit is guaranteed by the Company and Charge Infrastructure Holdings, Inc., the parent of BW and a subsidiary of the Company. As of September 30, 2023, and December 31, 2022, the Company had no outstanding balance on the BW Line of Credit. At September 30, 2023, and December 31, 2022, the Company was in compliance with the aforementioned covenants.

Notes payable

On May 19, 2021, the Company entered into a securities purchase agreement with funds affiliated with Arena Investors LP (the “May 2021 Investors”) pursuant to which it issued notes payable in an aggregate face value (includes 7.5% premium and 10% original issue discount) of $11.8 million for an aggregate purchase price of $10.0 million (the “May 2021 Notes”). The May 2021 Notes have a coupon of 8% and an 18-month term, subject to increase to 20% per annum upon and during the occurrence of an event of default. The May 2021 Notes’ original maturity date of November 19, 2022, was extended to November 19, 2023.

On December 17, 2021, the Company entered into a securities purchase agreement with funds affiliated with Arena Investors LP (the “December 2021 Investors”) pursuant to which it issued a note payable in an aggregated face value of $15.9 million for an aggregate purchase price of $13.3 million (collectively, the “December 2021 Notes” and together with the May 2021 Notes, the “Notes”). The December 2021 Notes have a coupon of 7.5% and a 23-month term, subject to increase to 20% per annum upon and during the occurrence of an event of default. The December 2021 Notes mature on November 19, 2023.

The securities purchase agreements entered into in May 2021 and December 2021 include certain affirmative and negative covenants, including, but not limited to, participation rights in future debt and equity offerings, restrictions on future variable rate transactions and limitations on the Company’s ability to incur indebtedness other than Permitted Indebtedness (as defined in the respective agreements) while liabilities to the investors remain outstanding. The securities purchase agreement entered into in December 2021 Notes also contain a most-favored nations provision, such that, if the Company subsequently issues securities having more favorable terms (“Other Securities”), the purchasers may exchange their securities for Other Securities.

Interest Expense

The components of interest expense are as follows:

	Three Months Ended September 30,
(in thousands)	2023	2022
Interest expense	$(499)	$(520)
Amortization of debt discount	(990)	(495)
Total net interest expense	$(1,489)	$(1,015)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Interest expense	$(1,545)	$(2,001)
Amortization of debt discount	(2,970)	(7,938)
Total net interest expense	$(4,515)	$(9,939)

Note 10. Derivative liabilities

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

In the first quarter of 2023, the Arena Investors (defined below) exercised 7.6 million warrants issued in May 2020 (the “May 2020 Warrants”) into: (i) 4.4 million shares of common stock; and (ii) 3.2 million shares of Series E preferred stock (“Series E preferred stock”). In connection with this exercise, the Company revalued the exercised warrants immediately before the exercise and recorded a gain of $0.9 million with an offsetting reduction to the outstanding derivative liability. The Company revalued the remaining warrants as of March 31, 2023, June 30, 2023, and September 30, 2023, and recorded a gain of $0.5 million, $0.3 million, and $0.1 million, respectively, with an offsetting reduction to the outstanding derivative liability. These gains on the remeasurement of the warrants are included in the Change in fair value of derivative liabilities line item on the consolidated statement of operations. Refer to Note 13, Stockholders’ equity, and Note 14, Stock-based compensation, for additional information.

The following tables summarize the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing reflected on the change in fair value of derivative liabilities line on the consolidated statement of operations:

	Three Months Ended September 30,
(in thousands)	2023	2022
Derivative liability beginning balance	$59	$40,443
Change in fair value of derivative liabilities	(57)	(28,669)
Derivative liability ending balance	$2	$11,774

	Nine Months Ended September 30,
(in thousands)	2023	2022
Derivative liability beginning balance	$6,521	$-
Reclassification of derivative	-	40,443
Change in fair value of derivative liabilities	(1,713)	(28,669)
Warrant exercise	(4,806)	-
Derivative liability ending balance	$2	$11,774

Note 11. Leases

Lease Revenue

The Company leases commercial properties under agreements that are classified as operating leases. The Company’s commercial property leases generally include minimum rents and do not include recoveries for property taxes and common area maintenance.

The Company’s rental revenues are earned from its operating subsidiary EVDepot, LLC (“EV Depot”) operations and are a component of Infrastructure revenues disclosed in Note 4, Revenue. The following table summarizes the fixed components of rental revenue for the nine and three months ended September 30, 2022, and 2022:

	Three Months Ended September 30,
(in thousands)	2023	2022
Revenue:
Fixed component	$844	$1,139
Variable component	-	-
Total	$844	$1,139

	Nine Months Ended September 30,
(in thousands)	2023	2022
Revenue:
Fixed component	$2,577	$3,549
Variable component	-	-
Total	$2,577	$3,549

Note 12. Reportable segments

The Company has two reportable operating segments - Infrastructure, and Telecommunications. The Company also has a Non-operating corporate segment. All inter-segment revenues are eliminated.

Refer to Note 4, Revenue, for additional information on the Company’s revenue by segment. Summary information with respect to the Company’s income (loss) from operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022 (As Adjusted)	2023	2022 (As Adjusted)
Income (loss) from operations:
Infrastructure	$658	$(1,152)	$(2,207)	$(4,294)
Telecommunications	108	181	(29)	806
Non-operating corporate	(7,127)	(7,022)	(22,224)	(23,899)
Total	$(6,361)	$(7,993)	$(24,460)	$(27,387)

A reconciliation of the Company’s consolidated segment loss from operations to consolidated loss from operations before income taxes and net loss is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022 (As Adjusted)	2023	2022 (As Adjusted)
Loss from operations	$(6,361)	$(7,993)	$(24,460)	$(27,387)
Income (loss) from investments, net	675	(200)	1,637	(1,343)
Change in fair value of derivative liabilities	57	28,669	1,713	28,669
Interest expense	(1,489)	(1,015)	(4,515)	(9,939)
Loss on impairment	(56)	-	(114)	-
Other income (expense), net	848	(3,289)	1,876	(2,255)
Foreign exchange gain (loss)	116	1	(53)	(86)
Total other expenses	151	24,166	544	15,046
Income (loss) before income taxes	(6,210)	16,173	(23,916)	(12,341)
Income tax (expense) benefit	(741)	8	(1,093)	1,336
Net income (loss)	$(6,951)	$16,181	$(25,009)	$(11,005)

Summary information with respect to the Company’s operating segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Depreciation and amortization:
Infrastructure	$1,166	$391	$3,539	$1,618
Telecommunications	6	42	35	127
Total	$1,172	$433	$3,574	$1,745

	Nine Months Ended September 30,
(in thousands)	2023	2022
Capital expenditures:
Infrastructure	$143	$205
Telecommunications	-	-
Total	$143	$205

(in thousands)	September 30, 2023	December 31, 2022
Investments:
Infrastructure	$1,595	$1,389
Telecommunications	-	-
Non-operating corporate	4,552	5,604
Total	$6,147	$6,993

(in thousands)	September 30, 2023	December 31, 2022 (As Adjusted)
Assets:
Infrastructure	$114,628	$102,248
Telecommunications	54,880	42,046
Non-operating corporate	18,009	24,160
Total	$187,517	$168,454

Note 13. Stockholders’ equity

The Company has evaluated each series of preferred stock for proper classification under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. ASC 480 generally requires liability classification for financial instruments that are certain to be redeemed, as they represent obligations to purchase shares of stock or represent obligations to issue a variable number of common shares. Series C preferred stock ("Series C preferred stock") is classified as a liability within mezzanine equity on the consolidated balance sheet as of September 30, 2023, and December 31, 2022.

The Company has 20,000,000 shares of preferred stock authorized with a par value of $0.0001.

Permanent Equity

Preferred Stock

Series D: On June 30, 2022, the Company entered into an exchange agreement with funds affiliated with Arena Investors LP (“Arena Investors”) pursuant to which the Company issued 1,177,023 shares of Series D preferred stock. The Series D preferred stock was issued in exchange for the Convertible Notes. The total principal of the Convertible Notes was $12.5 million. The remaining unamortized discount as of June 30, 2022, of $4.3 million was fully amortized during the period ended June 30, 2022, and included in interest expense on the consolidated statement of operations. As of September 30, 2023, and December 31, 2022, there were 1,177,023 shares of Series D preferred stock issued and outstanding.

The Series D preferred stock has the following designations:

●	Convertible at the option of the holder into common stock at $0.4248 per share
●	The Series D liquidation preference is equal to $10.6191 per share
●	The holders are entitled to receive cumulative quarterly dividends at a fixed annual rate of 2.25% of the liquidation preference, or $0.23893 per share
●	The liquidation preference is senior in liquidation rights to holders of common stock.
●	No voting rights

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

Series E: In connection with the Series D preferred stock discussed above, the Company entered into an agreement with the Arena Investors pursuant to which the holder of the 11.8 million outstanding warrants to purchase common stock was allowed to exercise for shares of a to-be-issued class of preferred stock. Pursuant to this provision, on March 14, 2023, the Arena Investors exercised the warrants issued in May 2020 (the “May 2020 Warrants”) into: (i) 4.4 million shares of common stock; and (ii) 3.2 million shares of Series E preferred stock.

The Series E preferred stock has the following designations:

●	Convertible at the option of the holder at $0.50 per share of common stock
●	The liquidation preference is senior in liquidation rights to holders of common stock.
●	No dividends
●	No voting rights

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

On December 8, 2020, the Company entered into a Private Placement Agreement for the purchase of up to an aggregate $2.5 million of Charge’s common stock at $0.25 per share. In connection with this agreement, the Company issued 8.7 million shares for an aggregate purchase price of $2.2 million. The shares were issued on January 15, 2021.

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

On February 25, 2022, the Company entered into a securities purchase agreement with an affiliate of Island Capital Group LLC pursuant to which it issued 3,856,000 shares of Series C preferred stock at an aggregate face value of $12.1 million for an aggregate purchase price of $10.8 million. The Company has valued and recorded the beneficial conversion feature of the Series C preferred stock resulting in a deemed dividend at the time of issuance. As of September 30, 2023, and December 31, 2022, there were 6,226,370 shares of Series C preferred stock issued and outstanding.

The Series C preferred stock has the following designations:

●	Convertible at the option of the holder at a conversion price of $3.125 per share
●	The holders are entitled to receive cumulative dividends at 6% per annum, payable monthly
●	In the event of reorganization, this class of preferred will not be affected by any such capital reorganization
●	The Series C liquidation preference is equal to the stated value, plus any accrued and unpaid dividends
●	Change of control provision whereby the Series C preferred shareholders would receive their stated value before all other shareholders
●	No voting rights
●	The liquidation preference is senior in liquidation rights to holders of common stock.
●	Redemption features:

o	If the closing price on any particular date exceeds 200% of the effective conversion price, the Company may force the conversion of preferred stock with 10 days written notice;
o	At any time after the original issue date, the Company has the option to redeem some or all the outstanding preferred stock for cash within 10 days written notice; and
o

On the third anniversary of the issue date, the holder may request redemption, at the Company’s option of cash or common stock, at the conversion price equal to the three-year redemption amount (a) 100% of the aggregate stated value then outstanding, (b) accrued but unpaid dividend, (c) additional cash consideration in order for the Purchasers to achieve a 20% internal rate of return, and (d) all liquidated damages and other amounts due in respect of the preferred stock.

The Series C preferred stock provides that the Company shall redeem the preferred stock for cash or common stock at the Company’s option and, therefore, is not considered mandatorily redeemable. However, due to the change in control provision, the Series C preferred stock has liquidation preference and is deemed a liability and presented within mezzanine equity on the consolidated balance sheet as of September 30, 2023, and December 31, 2022.

During the third quarter of 2023, the Company determined there were facts and circumstances outside the holders' control which may prevent the Series C preferred stock from becoming redeemable by the holders. The Series C is classified as mezzanine equity due to the presence of the right of the holders to redeem outside of the Company's control. The holders' redemption is scheduled to occur on the third anniversary of the issue date and would occur based solely on the passage of time. However, due to changes in the underlying facts and circumstances, the Company concluded that it is not probable that the Series C preferred stock will become redeemable by the holders. The Company has the right to optionally redeem the Series C preferred stock prior to the third anniversary of the issue date. Therefore, the Company subsequently remeasured its Series C preferred stock to its maximum redemption amount at the balance sheet date. This subsequent remeasurement increased the carrying value of the Series C preferred stock to the face value of $19.5 million.

Warrants

Warrant activity is summarized as follows:

	Number of Warrants	Weighted Average	Weighted Average Remaining Contractual Life
	(in thousands)	Exercise Price	(in years)
Warrants outstanding at January 1, 2022	24,085	$1.74	3.0
Issued	2,000	8.50	2.8
Exercised	(8,183)	(1.59)	N/A
Expired	-	-	N/A
Warrants outstanding at December 31, 2022	17,902	$2.56	1.8
Warrants exercisable at December 31, 2022	17,902	$2.56	1.8
Issued	-	-
Exercised	(7,600)	0.50	N/A
Expired	-	-	N/A
Warrants outstanding at September 30, 2023	10,302	$4.08	2.1
Warrants exercisable at September 30, 2023	10,302	$4.08	2.1

Note 14. Stock-based compensation

2020 Omnibus Equity Incentive Plan

On January 11, 2021, the Company’s Board of Directors and a majority of its stockholders adopted the 2020 Omnibus Equity Incentive Plan (the “2020 Plan”), as amended and restated as of May 7, 2021, and on December 23, 2021, with 75.0 million shares available for issuance. Under the 2020 Plan, the Company may grant stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, and other stock or cash-based awards to individuals who are employees, officers, non-employee directors or consultants of the Company. The vesting periods range from one to four years. As of September 30, 2023, approximately 35.8 million shares remain available for issuance under the 2020 Plan.

Non-Qualified Stock Option Agreement

On November 1, 2020, Transworld Holdings, Inc. granted 10.5 million non-qualified stock options to the spouse of the Interim Chief Executive Officer and current member of the Company’s Board of Directors for service in facilitating and completing the acquisition of PTGi International Carrier Services, Inc. (“PTGi”). The stock options have an exercise price of $0.55, vest over a period of three years from the grant date and have a contractual term of 10 years. The grant date fair value of these stock options using the Black Scholes Model ("BSM") valuation was $0.51 per share. These non-qualified stock options are separate from the 2020 Plan.

Stock options

Stock option activity is summarized as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Options outstanding at December 31, 2022	49,576	$2.07	-	-
Options granted	7,480	1.04	-	-
Options exercised	(75)	0.55	-	-
Options cancelled	(8,553)	2.85	-	-
Options outstanding at September 30, 2023	48,428	$1.77	$122	4.79
Options exercisable at September 30, 2023	26,943	$1.60	$92	3.97
Vested and expected to vest at September 30, 2023	48,428	$1.77	$122	4.79

The weighted-average grant date fair value of all options granted during the three and nine months ended September 30, 2023, was $0.53 and $0.62, respectively. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2023, was $0.0 million and $0.1 million, respectively. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2022, was $0.7 million. At September 30, 2023 there was $22.9 million of unrecognized stock-based compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 1.5 years.

The Company uses the following assumptions in its BSM valuation for stock options granted:

Nine Months Ended September 30,
Weighted risk-free interest rate [1]	3.5%
Weighted-average volatility [2]	59%
Weighted expected dividend yield [3]	-%
Weighted expected term (in years) [4]	5.7

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

Restricted stock units

Restricted stock unit (“RSU”) activity is summarized as follows:

	Number of	Weighted Average
	Shares (in thousands)	Grant Date Fair Value
RSUs outstanding at December 31, 2022	405	$2.26
RSUs granted	40	0.92
RSUs released	(76)	2.27
RSUs forfeited	(100)	2.22
RSUs outstanding at September 30, 2023	269	$2.07
Weighted average remaining recognition period in years	2.9
Unamortized stock-based compensation expense	$540

Stock-based compensation expense

The following tables present the Company’s stock-based compensation expense, which is related primarily to options and is a non-cash expense, in the consolidated statements of operations:

	Three Months Ended September 30,
(in thousands)	2023	2022 (As Adjusted)
Cost of sales	$228	$506
General and administrative	845	1,775
Salaries and related benefits	3,510	3,586
Total stock-based compensation	4,583	5,867
Income tax benefit (1)	425	-
After-tax stock-based compensation expense	$4,158	$5,867

	Nine Months Ended September 30,
(in thousands)	2023	2022 (As Adjusted)
Cost of sales	$961	$2,014
General and administrative	3,956	7,344
Salaries and related benefits	10,532	11,156
Total stock-based compensation	15,449	20,514
Income tax benefit (1)	574	1,735
After-tax stock-based compensation expense	$14,875	$18,779

(1) Amounts exclude impact from any stock-based compensation expense subject to Section 162(m) of the Internal Revenue Code, which is nondeductible for income tax purposes.

Note 15. Commitments, contingencies and concentration risk

Contingencies

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450, Contingencies. Litigation and contingency accruals are based on the Company’s assessment, including advice of legal counsel, regarding the expected outcome of litigation or other dispute resolution proceedings. If the Company determines that an unfavorable outcome is probable and can be reasonably assessed, it establishes the necessary accruals. As of September 30, 2023, and December 31, 2022, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

Other Commitments

Indemnities

The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of September 30, 2023, and December 31, 2022, the Company was not aware of any material asserted or unasserted claims in connection with these indemnity obligations.

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

Major Customer Concentration

There was one customer whose individual accounts receivable represented 10% or more of the Company’s total balance as of September 30, 2023. The Company had three customers whose accounts receivable individually represented 10% or more of the Company’s total balance as of December 31, 2022. In aggregate these customers accounted for approximately 46% of the Company’s total accounts receivable as of December 31, 2022.

The Company has two customers whose revenue individually represented 10% or more of the Company’s total revenue and whose revenue accounted for approximately 35% of the Company’s total revenue for the three months ended September 30, 2023. The Company has one customer whose revenue represented 10% or more of the Company’s total revenue, which accounted for 14% of the Company’s total revenue for the nine months ended September 30, 2023. The Company had two customers whose revenue individually represented 10% or more of the Company’s total revenue and, in aggregate, accounted for approximately 32% and 29% of the Company’s total revenue for the three and nine months ended September 30, 2022, respectively.

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

Note 16. Income taxes

The following table includes the Company’s income (loss) before income tax provision benefit (expense), income tax provision (benefit) and effective benefit tax rate for the periods indicated:

	Three Months Ended September 30,
	2023	2022 (As Adjusted)
Income (loss) before income taxes	$(6,210)	$16,173
Income tax benefit (expense)	(741)	8
Effective tax rate	(11.9)%	(0.0)%

	Nine Months Ended September 30,
	2023	2022 (As Adjusted)
Income (loss) before income taxes	$(23,916)	$(12,341)
Income tax benefit (expense)	(1,093)	1,336
Effective tax rate	(4.6)%	10.8%

For the three and nine months ended September 30, 2023, and 2022, the Company utilized the discrete effective tax rate method. This discrete method treats the year-to-date period as if it was the annual period and calculates the income tax expense or benefit on a discrete basis. Currently, the Company believes the use of the discrete method represents the best estimate of its annual effective tax rate. The Company’s effective tax rate differed from the statutory rate primarily due to the valuation allowance on deferred tax assets, as well as the Company’s permanent book-tax differences from stock-based compensation and state income taxes net of federal benefit.

Note 17. Net income (loss) per share

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

The following potential common shares were excluded from the calculation of diluted net income (loss) per share available to common stockholders because their effect would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Restricted stock units	325	-	368	154
Contingently issuable shares	-	-	493	1,685
Warrants	10,303	-	12,725	16,878
Stock options	51,755	25,122	51,478	48,906
Preferred stock	38,852	-	37,856	16,951
Convertible notes payable	-	-	-	33,250
Total	101,235	25,122	102,920	117,824

Note 18. Subsequent Events

Events occurring after September 30, 2023, and through the date that these consolidated financial statements were issued, were evaluated to ensure that any subsequent events that met the criteria for recognition have been included.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our current report on Form 8-K filed on May 10, 2023 (the “May 10, 2023 Form 8-K”) and our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ending December 31, 2022, filed on March 15, 2023 (our "2022 Form 10-K"). This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements.

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

The Company has two operating segments which also represent the Company’s reportable segments:

●	Infrastructure, which has a primary focus on EV charging (“EVC”), broadband, including cell tower, small cell, and in-building applications, and electrical contracting services.
●	Telecommunications, which provides connection of voice calls, Short Message Services (“SMS”), and data to global carriers.

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

Telecommunications

Telecommunications provides routing of voice, data, and SMS to Carriers and Mobile Network Operators (“MNO”) globally and operates through our wholly owned subsidiary PTGi International Carrier Services, Inc. (“PTGi”). Our Telecommunications business has contractual relationships with service providers in over 45 countries primarily within Asia, Europe, the Middle East, Africa, and North and South America. We provide customers with internet-protocol-based and time-division multiplexing (“TDM”) access for the transport of long-distance voice and data minutes.

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

Consolidated Results of Operations

Comparison of the Reported results for three and nine months ended September 30, 2023, and 2022

	Three Months Ended September 30,				Nine Months Ended September 30,
		2022 (As	Increase	% Increase		2022 (As	Increase	% Increase
(in thousands)	2023	Adjusted)	(Decrease)	(Decrease)	2023	Adjusted)	(Decrease)	(Decrease)
Revenues	$132,277	$185,857	$(53,580)	(29)%	$473,412	$529,876	$(56,464)	(11)%
Cost of sales	123,255	179,760	(56,505)	(31)%	450,353	512,143	(61,790)	(12)%
Gross profit	9,022	6,097	2,925	48%	23,059	17,733	5,326	30%
General and administrative	4,315	5,141	(826)	(16)%	14,854	17,200	(2,346)	(14)%
Salaries and related benefits	8,890	7,850	1,040	13%	27,173	23,597	3,576	15%
Professional fees	1,006	666	340	51%	1,918	2,578	(660)	(26)%
Depreciation and amortization expense	1,172	433	739	171%	3,574	1,745	1,829	105%
Income (loss) from operations	(6,361)	(7,993)	1,632	20%	(24,460)	(27,387)	2,927	11%
Other income (expenses)	151	24,166	(24,015)	(99)%	544	15,046	(14,502)	(96)%
Income tax (expense) benefit	(741)	8	(749)	(9,363)%	(1,093)	1,336	(2,429)	(182)%
Net income (loss)	$(6,951)	$16,181	$(23,132)	(143)%	$(25,009)	$(11,005)	$(14,004)	(127)%

Revenues

Revenues for the three-month period decreased $53.6 million to $132.3 million, compared with 2022. Revenues for the nine-month period decreased $56.5 million to $473.4 million, compared with 2022. The 29% decrease in revenue for the three months ended September 30, 2023 and 11% decrease in revenue for the nine months ended September 30, 2023 was driven by a decrease in wholesale traffic volumes within Telecommunications offset by increases in the revenues of electrical contracting services and EV charging installations within Infrastructure.

Cost of sales

Costs of sales decreased $56.5 million to $123.3 million for the three-month period and decreased $61.8 million to $450.4 million for the nine-month period, compared with 2022. The decrease in cost of sales in both periods was associated with the decrease in customer revenue. Overall gross margin percentage increased in both periods versus the prior year driven by the mix of revenue between businesses and the mix of projects in Infrastructure.

General and administrative

General and administrative expenses decreased $0.8 million to $4.3 million for the three-month period and decreased $2.3 million to $14.9 million for the nine-month period, compared to 2022. The decrease in both periods was driven primarily by a decrease in stock compensation expense of $0.9 million and $3.4 million in the three and nine-month periods, respectively, partially offset by higher insurance expense in the three-month period and higher insurance and other public company costs in the nine-month period.

Salaries and benefits

Salaries and benefits increased $1.0 million to $8.9 million for the three-month period and increased $3.6 million to $27.2 million for the nine-month period, compared to 2022. The increase was principally attributable to investments in personnel in the Infrastructure and Corporate segments to support our Company’s growth partially offset by a decrease in stock compensation of $0.1 million in the three month period and $0.6 million in the nine month periods.

Professional fees

Professional fees increased $0.3 million to $1.0 million for the three-month period and decreased $0.7 million for the nine-month period, compared to 2022. The increase in the three-month period was primarily related to approximately $0.5 million in non-recurring legal fees and the decrease in the nine month period was primarily related to higher legal and accounting fees in the prior year related to acquisitions and our uplist to Nasdaq in the first and second quarter of 2022.

Depreciation and amortization expense

Depreciation and amortization expense increased $0.7 million to $1.2 million for the three-month period and increased $1.8 million for the nine-month period, compared to 2022. The increase was driven by amortization of intangible assets associated with the acquisitions of ANS, BW, and EV Depot.

Other income (expense)

Other income (expense) decreased by $24.0 million to $0.2 million for the three-month period and decreased $14.5 million to $0.5 million for the nine-month period compared to 2022.

The decrease in the three month period was driven primarily by a decrease in the gain related to the change in the fair value of derivative liabilities of $28.6 million and an increase in debt amortization costs of $0.5 million, partially offset by higher investment income of $0.9 million, a gain on the sale of intellectual property of $0.5 million in the current period and a decrease in the loss on contingent liability of $3.4 million compared to the prior year.

The decrease in the nine month period was driven primarily by a decrease in the gain related to the change in the fair value of derivative liabilities of $27.0 million, partially offset by a decrease in amortization of debt discount of $5.0 million and interest expense of $0.5 million as a result of the redemption of convertible stock in 2022, increase in investment income of $3.0 million, a decrease in the loss on contingent liability of $2.7 million compared to the prior year and a gain on the sale of intellectual property of $1.1 million in the current period.

Income tax benefit

The Company incurred income tax expense in the three and nine months ended September 30, 2023, compared to an income tax benefit in the three and nine months ended September 30, 2002, primarily due to an increase of the valuation allowance on deferred tax assets in the current quarter. The Company placed a full valuation allowance on its deferred tax assets in the fourth quarter of 2022.

Segment Results of Operations

Infrastructure

Comparison of the reported results for three and nine months ended September 30, 2023, and 2022

	Three Months Ended September 30,				Nine Months Ended September 30,
		2022 (As	Increase	% Increase		2022 (As	Increase	% Increase
(in thousands)	2023	Adjusted)	(Decrease)	(Decrease)	2023	Adjusted)	(Decrease)	(Decrease)
Revenues	$31,795	$26,753	$5,042	19%	$89,246	$71,804	$17,442	24%
Cost of sales	23,600	21,607	1,993	9%	68,619	57,538	11,081	19%
Gross profit	8,195	5,146	3,049	59%	20,627	14,266	6,361	45%
General and administrative	1,485	1,369	116	8%	4,418	4,115	303	7%
Salaries and related benefits	4,867	4,468	399	9%	14,750	12,615	2,135	17%
Professional fees	19	70	(51)	(73)%	127	212	(85)	(40)%
Depreciation and amortization expense	1,166	391	775	198%	3,539	1,618	1,921	119%
Income (loss) from operations	658	(1,152)	1,810	157%	(2,207)	(4,294)	2,087	49%
Other income (expenses)	(146)	(92)	(54)	(59)%	29	(906)	935	103%
Income tax (expense) benefit	(741)	(91)	(650)	(714)%	(1,093)	14	(1,107)	(7,907)%
Net income (loss)	$(229)	$(1,335)	$1,106	83%	$(3,271)	$(5,186)	$1,915	37%

Revenues

Revenues increased $5.0 million to $31.8 million for the three-month period and increased $17.4 million to $89.2 million for the nine-month period, compared with 2022. The increase in the three and nine-month periods was driven by growth related to electrical contracting services and higher revenues in our EV charging infrastructure business, both organically and through the recent acquisition of Greenspeed, which was partially offset by lower revenue within broadband and wireless as a result of lower spending by wireless broadband companies.

Cost of sales

Costs of sales increased $2.0 million to $23.6 million for the three-month period and increased $11.1 million to $68.6 million for the nine-month period, compared with 2022, driven by the increase in revenues. Gross margin percentage increased in both periods, compared with 2022, driven by the mix of revenue between businesses and the mix of projects within the businesses, primarily in our electrical contracting services business.

General and administrative

General and administrative expenses increased $0.1 million to $1.5 million for the three-month period and increased $0.3 million to $4.4 million for the nine-month period, compared to 2022. The change in both periods was driven primarily by investments made in the EV charging infrastructure business partially offset by lower stock compensation expense.

Salaries and related benefits

Salaries and benefits increased $0.4 million to $4.9 million for the three-month period and increased $2.1 million to $14.8 million for the nine-month period, compared to 2022. The increase in both periods was driven by higher headcount across all Infrastructure businesses to support growth, offset by lower stock compensation expense.

Professional fees

Professional fees in both the three-month and nine-month periods were consistent with 2022.

Depreciation and amortization expense

Depreciation and amortization expense increased $0.8 million to $1.2 million for the three-month period and increased $1.9 million to $3.5 million for the nine-month period, compared to 2022. The increase in both periods was driven by amortization of intangible assets associated with the acquisitions of ANS, BW, and EV Depot.

Other income (expense)

Other income (expense) for the three-month period decreased by $0.1 million from an expense of $0.1 million in 2022. Other income (expense) for the nine-month period increased by $0.9 million from an expense of $0.9 million in 2022.

For the three-month and nine-month periods, the expense was driven primarily by an investment loss.

Income tax benefit

The Company incurred income tax expense for the three months ended September 30, 2023 and September 30, 2022. For the nine months ended September 30, 2023 the Company had an income tax expense, primarily due to an increase of the valuation allowance on deferred tax assets. The Company placed a full valuation allowance on its deferred tax assets in the fourth quarter of 2022.

Telecommunications

Comparison of the reported results for three and nine months ended September 30, 2023, and 2022

	Three Months Ended September 30,				Nine Months Ended September 30,
		2022 (As	Increase	% Increase		2022 (As	Increase	% Increase
(in thousands)	2023	Adjusted)	(Decrease)	(Decrease)	2023	Adjusted)	(Decrease)	(Decrease)
Revenues	$100,482	$159,104	$(58,622)	(37)%	$384,166	$458,072	$(73,906)	(16)%
Cost of sales	99,655	158,153	(58,498)	(37)%	381,734	454,605	(72,871)	(16)%
Gross profit	827	951	(124)	(13)%	2,432	3,467	(1,035)	(30)%
General and administrative	507	514	(7)	(1)%	1,670	1,677	(7)	(0)%
Salaries and related benefits	198	187	11	6%	723	794	(71)	(9)%
Professional fees	8	27	(19)	(70)%	33	63	(30)	(48)%
Depreciation and amortization expense	6	42	(36)	(86)%	35	127	(92)	(72)%
Income (loss) from operations	108	181	(73)	(40)%	(29)	806	(835)	(104)%
Other income (expenses)	808	(4)	812	20,300%	1,433	69	1,364	1,977%
Income tax (expense) benefit	-	(255)	255	100%	-	(3)	3	100%
Net income (loss)	$916	$(78)	$994	1,274%	$1,404	$872	$532	61%

Revenues

Revenues decreased $58.6 million to $100.5 million for the three-month period and decreased $73.9 million to $384.2 million for the nine-month period, compared with 2022. The decrease in both periods was due to an overall decrease in wholesale traffic volumes compared to 2022 driven by lower voice demand. The rapid development of new technologies, services, and products has eliminated many of the traditional distinctions among wireless, cable, internet, local, and long-distance communication services. The Company continues to expect downward pressure on revenues over time due to the pace of technology development, emergence of new products, and intense competition.

Cost of sales

Cost of sales decreased $58.5 million to $99.7 million for the three-month period and decreased $72.9 million to $381.7 million for the nine-month period, compared to 2022, driven by the decrease in customer revenue. Gross margin percentage in this business increased in the three-month period and decreased in the nine-month period year over year due to customer mix.

General and administrative

General and administrative expense in both the three and nine-month periods was consistent with 2022.

Salaries and related benefits

Salaries and benefits for the three and nine month period were consistent with 2022.

Professional fees

Professional fees in both the three and nine-month periods were consistent with 2022.

Depreciation and amortization expense

Depreciation and amortization expense decreased $0.1 million for the nine-month period, compared to 2022. The decrease was driven by assets reaching their full depreciation in prior periods.

Other income (expense)

Other income (expense) increased by $0.8 million to $0.8 million other income for the three-month period and increased $1.4 million to $1.4 million other income for the nine-month period, compared to 2022.

For the three-month period, the income in 2023 was driven by a gain on the sale of intellectual property of $0.5 million, interest income of $0.2 million and a gain on Foreign Exchange (“FX”) of $0.1 million.

For the nine-month period, the income in 2023 was driven by a gain on the sale of intellectual property of $1.3 million, interest income of $0.2 million partially offset by a loss on FX of $0.1 million. The income in 2022 was driven primarily by a gain on the sale of intellectual property of $0.2 million offset by an FX loss of $0.1 million.

Income tax benefit

The Company did not incur income tax expense in the three and nine months ended September 30, 2023, compared to an income tax expense for the three months ended September 30, 2022, primarily due to an increase of the valuation allowance on deferred tax assets. The Company placed a full valuation allowance on its deferred tax assets in the fourth quarter of 2022.

Non-operating Corporate Segment

Comparison of the reported results for three and nine months ended September 30, 2023, and 2022

	Three Months Ended September 30,				Nine Months Ended September 30,
		2022 (As	Increase	% Increase		2022 (As	Increase	% Increase
(in thousands)	2023	Adjusted)	(Decrease)	(Decrease)	2023	Adjusted)	(Decrease)	(Decrease)
Revenues	$-	$-	$-	-	$-	$-	$-	-
Cost of sales	-	-	-	-	-	-	-	-
Gross profit	-	-	-	-	-	-	-	-
General and administrative	2,323	3,258	(935)	(29)%	8,766	11,408	(2,642)	(23)%
Salaries and related benefits	3,825	3,195	630	20%	11,700	10,188	1,512	15%
Professional fees	979	569	410	72%	1,758	2,303	(545)	(24)%
Income (loss) from operations	(7,127)	(7,022)	(105)	(1)%	(22,224)	(23,899)	1,675	7%
Other income (expenses)	(511)	24,262	(24,773)	(102)%	(918)	15,883	(16,801)	(106)%
Income tax (expense) benefit	-	354	(354)	(100)%	-	1,325	(1,325)	(100)%
Net income (loss)	$(7,638)	$17,594	$(25,232)	(143)%	$(23,142)	$(6,691)	$(16,451)	(246)%

General and administrative

General and administrative expenses decreased $0.9 million to $2.3 million for the three-month period and decreased $2.6 million to $8.8 million for the nine-month period, compared to 2022. The decrease was driven primarily by a decrease in stock compensation expense of $0.9 million and $2.6 million in the three and nine-month periods, respectively.

Salaries and related benefits

Salaries and benefits increased $0.6 million to $3.8 million for the three-month period and increased $1.5 million to $11.7 million for the nine-month period, compared to 2022. The increase in both periods was driven by investments in personnel to support the Company’s growth.

Professional fees

Professional fees increased $0.4 million to $1.0 million for the three-month period and decreased $0.6 million to $1.8 million for the nine-month period, compared to 2022. The increase in the three-month period was primarily related to approximately $0.5 million in non-recurring legal fees and the nine-month decrease was primarily related to higher legal and accounting fees in the prior year related to acquisitions and our uplist to Nasdaq in the first and second quarter of 2022.

Other income (expense)

Other income (expense) for the three-month period decreased by $24.8 million from an income of $24.3 million in 2022 to an expense of $0.5 million in 2023. Other income (expense) for the nine-month period decreased by $16.8 million from an income of $15.9 million in 2022 to an expense of $0.9 million in 2023.

For the three-month period, the expense in 2023 was driven primarily by debt amortization costs of $1.0 million and interest expense of $0.5 million, offset by a gain in investment income of $0.8 million and a gain in fair value of derivative liabilities of $0.1 million. The income in 2022 was driven primarily by a gain on change in the fair value of derivative liabilities of $28.7 million partially offset by a loss on contingent liabilities of $3.4 million, debt amortization costs of $0.5 million and interest expense of $0.5 million.

For the nine-month period, the expense in 2023 was driven primarily by debt amortization costs of $3.0 million and interest expense of $1.5 million, offset by a gain in fair value of derivative liabilities of $1.7 million and an investment gain of $1.4 million and insurance revenue of $0.3 million. The income in 2022 was driven primarily by a change in the fair value of derivative liabilities of $28.7 million partially offset by debt amortization costs of $7.9 million, a loss on contingent liability of $2.7 million, interest expense of $2.0 million, and an investment loss of $0.4 million.

Income tax benefit

The Company did not incur income tax expense in the three and nine months ended September 30, 2023, compared to an income tax benefit for the three and nine months ended September 30, 2022, primarily due to an increase of the valuation allowance on deferred tax assets in the current quarter. The Company placed a full valuation allowance on its deferred tax assets in the fourth quarter of 2022.

Liquidity and Capital Resources

Our primary sources of liquidity are operating cash flows and private placement of equity and debt. In order to finance acquisitions, throughout 2020 and 2021, we issued preferred shares, convertible and non-convertible promissory notes. During 2022, all convertible notes, in the amount of $12.5 million, were either exchanged for Series D preferred stock or sold to an unrelated third party and converted to common stock. As a result, we no longer have any convertible notes payable outstanding at September 30, 2023, and December 31, 2022. Outstanding non-convertible notes issued on May 19, 2021 (the “May 2021 Notes”) and December 17, 2021 (the “December 2021 Notes” and, together, the “Notes”) in the aggregate amount of $27.8 million will mature on November 19, 2023. We plan to pay the full amount due on or before the maturity date.

On August 11, 2023, we entered into a Securities Purchase Agreement with KORR Value, L.P. (the “August 2023 SPA”), pursuant to which, beginning on October 15, 2023 and through March 31, 2024, the Company has the right, but not the obligation, to sell to the purchaser, and to require the purchaser to purchase, up to $5.0 million of common stock, at a purchase price of $1.00 per share. Kenneth Orr, a beneficial owner of more than 5% of the Company’s common stock and the former Chairman of the Company, has sole voting and dispositive power over the shares held by KORR Value, L.P. To date, we have not exercised our right and have not sold any shares pursuant to the August 2023 SPA.

We assess our liquidity in terms of our ability to generate cash to fund our short-term and long-term cash requirements. We believe that our business will continue to generate cash flows from operating activities, and these cash flows, together with our existing cash and cash equivalents, and our ability to draw on current credit facilities, provide us with sufficient resources to meet our current operating liquidity, debt service requirements and capital requirements for operations over the next 12 months. From time to time, we invest excess liquidity in money market funds or other interest-bearing accounts. When such investments are made, we do not believe that we have any material exposure with respect to these assets. In the event that our plans change, or our cash requirements are greater than we anticipate, we may need to access the capital markets to finance our future cash requirements. However, there can be no assurance that such financing will be available to us should we need it or, if available, that the terms will be satisfactory to us and not dilutive to existing shareholders.

Funding

On February 25, 2022, we entered into a securities purchase agreement with Island Capital Group Charge Me LLC (the “February 2022 Investors”) pursuant to which we issued Series C preferred shares in an aggregate face value of $12.1 million and aggregate purchase price of $10.8 million (“Series C preferred stock”). We valued and recorded the beneficial conversion feature of the Series C preferred stock resulting in a deemed dividend at the time of issuance. At September 30, 2023, and December 31, 2022, we have 6,226,370 shares of Series C preferred stock issued and outstanding.

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

During the year ended December 31, 2022, we entered into a non-cash exchange agreement with funds affiliated with the November 2020 Investors and the May 2020 Investors pursuant to which we issued 1,177,023 shares of Series D preferred stock (“Series D preferred stock”) in exchange for the November 2020 Convertible Notes, the May 2020 Convertible Notes, and the May 2021 Convertible Notes, totaling $12.5 million. At September 30, 2023, and December 31, 2022, we no longer have any convertible notes outstanding.

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

Our subsidiary ANS has an $8.0 million line of credit (the “ANS Line of Credit”), which we and our subsidiary Charge Infrastructure Holdings, Inc. guarantee. Interest on the ANS Line of Credit is payable monthly at the Wall Street Journal prime rate. During the nine months ended September 30, 2023, we borrowed $4.7 million under the ANS Line of Credit and made payments against the ANS Line of Credit of $9.7 million. As a result of this activity, we have no amounts outstanding under the ANS Line of Credit at September 30, 2023. The ANS Line of Credit has a termination date of October 31, 2024.

On November 18, 2022, our subsidiaries Nextridge and ANS renewed a $750,000 equipment and vehicle line of credit available with a bank. Interest is payable monthly at the Wall Street Journal prime rate. On December 1, 2023, the line will convert to a term loan with the then five-year Federal Home Loan Bank rate + 2.5% and have a five-year term with a five-year amortization. There are no financial commitments or covenants on the line of credit. As of September 30, 2023, and December 31, 2022, we have no amounts outstanding under this line of credit.

Our subsidiary BW had a $3.0 million line of credit (the “BW Line of Credit”), which we and our subsidiary Charge Infrastructure Holdings, Inc. guaranteed. Interest on the BW Line of Credit was payable monthly at the Wall Street Journal prime rate. During the nine months ended September 30, 2023, we did not borrow under the BW Line of Credit. We had no amounts outstanding under the BW Line of Credit at September 30, 2023. Effective July 26, 2023, BW renewed the facility with substantially the same terms and an expiration of August 1, 2024.

Liquidity

As of September 30, 2023, we had $27.8 million aggregate principal amount outstanding under the May 2021 Notes and the December 2021 Notes. As of September 30, 2023, we have no amounts outstanding under the ANS Line of Credit or the BW Line of Credit. As of September 30, 2023, total liquidity was $68.3 million, which was comprised of $51.4 million in cash and cash equivalents, $5.9 million of marketable securities, $8.0 million available under the ANS Line of Credit, and $3.0 million available under the BW Line of Credit. We may also use our capital resources to repurchase shares of our common stock, to pay dividends to our stockholders, and to make acquisitions.

On August 1, 2023, the Company completed the acquisition of Greenspeed for up to $15.0 million, net of closing adjustments, which includes $6.0 million in cash consideration reduced for certain transaction expenses and working capital adjustments, $2.0 million in equity consideration at closing, and a performance-based earn out over the next two years of up to $7.0 million. We recorded the performance based earn-out as a contingent consideration liability of approximately $5.8 million on the acquisition date.

As discussed above, we have $5.0 million of additional liquidity available to us through March 2024 pursuant to the August 2023 SPA.

Cash Requirements

As discussed above, based on our current and available future liquidity, we expect to have sufficient resources to meet our current operating liquidity and capital requirements for the next 12 months, including after accounting for the repayment of the $27.8 million that comes due and payable under the Notes on November 19, 2023. We are also exploring opportunities to enter into new debt and / or equity facilities with an alternative financing source to refinance the Notes. Although we expect to have sufficient resources to meet our near-term needs, in the event that our plans change, or our cash requirements are greater than we anticipate, we may need to access the capital markets or obtain other sources of debt funding to finance future cash requirements. However, there can be no assurance that such financing will be available to us should we need it or, if available, that the terms will be satisfactory to us and not dilutive to existing stockholders.

Moreover, certain holders of the Notes advised us, during our June 2023 discussions with them related to refinancing or repaying the Notes, that in their view, certain provisions of the securities purchase agreements pursuant to which they purchased the Notes and other of the Company’s securities, prohibit the Company from refinancing the Notes and from incurring additional indebtedness following repayment of the Notes without their consent. Additionally, during further discussions, the holders have raised issues relating to the Company's guarantees of its subsidiaries' indebtedness, which, in their view, could constitute a breach of the securities purchase agreements and defaults under the Notes and result in the application of default interest rates (20%) and other monetary penalties. We disagree with these positions and believe we have valid defenses, and we intend to take appropriate action to preserve the Company’s rights. We are attempting to resolve these disagreements amicably through ongoing discussions, but an inability to resolve these disputes would likely increase the costs of refinancing or repayment or hinder our ability to refinance or amend the Notes or otherwise obtain new debt financing to fund our longer-term operations and acquisition strategy. Moreover, an inability to reach resolution could also lead to litigation with the holders of the Notes, whether brought by us or against us. Any such litigation could be expensive, time-consuming, and distracting and no assurance can be provided that the outcome would be satisfactory. See Risk Factors - “We are subject to significant restrictive covenants and other provisions under the agreements governing our indebtedness, preferred stock and warrants.” and “We may be party to legal proceedings that could have a material adverse effect on the Company’s liquidity, financial position, and results of operations, as well as its reputation.” in Part II, Item 1A of this report.

Our longer-term liquidity needs (i.e., more than 12 months from the date of this filing) include cash necessary to support our business growth, to pay our debt service costs, which will vary based on the amount of principal outstanding and the interest rate on such amounts, and to continue to pay annual dividends on our issued and outstanding Series C and Series D preferred stock of approximately $1.5 million. Additionally, pursuant to the Greenspeed acquisition agreement, we may be required to pay up to $3.5 million in earn out payments in each of the next two years if certain EBITDA targets are met by the Greenspeed business.

Cash Flows

The following table summarizes our cash flow activity, as reported within the consolidated statements of cash flows, followed by a discussion of the major drivers impacting operating, investing, and financing cash flows:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Total cash provided by (used in):
Operating activities	$27,229	$(2,917)
Investing activities	166	484
Financing activities	(2,530)	20,386
Effect of foreign currency exchange rates on cash and cash equivalents	(343)	45
Net increase in cash and cash equivalents	$24,522	$17,998

Cash Flows from Operating Activities

Cash flows provided by operating activities were $27.2 million for the nine months ended September 30, 2023. Cash flows used in operating activities were $2.9 million for the nine months ended September 30, 2022. The increase in cash flows provided by operating activities was primarily due to the increase of cash provided by net working capital in 2023 of $35.1 million, compared with $4.2 million cash provided by net working capital in 2022. This increase was partially offset by a decrease in net income adjusted for non-cash items of $0.7 million. We anticipate the acquisition of Greenspeed to be accretive to our cash flows from operations in the first full year of ownership.

Cash Flows from Investing Activities

Cash flows provided by investing activities were $0.2 million for the nine months ended September 30, 2023. Cash flows provided by investing activities were $0.5 million for the nine months ended September 30, 2022. The decrease in cash flows provided by investing activities is primarily due to: (i) a decrease in cash proceeds from the sale of marketable securities of $17.2 million; and (ii) an increase in cash outflows for acquisitions of $3.7 million. These decreases in cash flows provided by investing activities were partially offset by: (i) a decrease in purchases of marketable securities of $17.7 million; (ii) an increase in cash acquired in acquisitions of $1.7 million; and (iii) an increase in proceeds from sales of intellectual property of $1.1 million.

Cash Flows from Financing Activities

Cash flows used in financing activities were $2.5 million for the nine months ended September 30, 2023. Cash flows provided by financing activities were $20.4 million for the nine months ended September 30, 2022. The cash flows provided by financing activities decreased primarily due to: (i) a reduction in proceeds from borrowing under revolving lines of credit of $14.1 million; (ii) a reduction in proceeds from the sale of common stock of $10.0 million; and (iii) a net reduction in proceeds from the issuance of preferred stock of $9.2 million. These reductions in cash flows provided by financing activities were partially offset by: (i) a decrease in payments against revolving lines of credit of $8.8 million; and (ii) an increase in proceeds from the exercise of warrants of $1.1 million.

Off-Balance Sheet Arrangements

As of September 30, 2023, the Company did not have any off-balance sheet arrangements.

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

Interest Rate Risk

The Federal Reserve Board has been increasing interest rates, and it is anticipated that rate increases may continue throughout 2023. We are exposed to market risk from changes in interest rates on our variable-rate indebtedness (the ANS Line of Credit and BW Line of Credit). As of September 30, 2023, and December 31, 2022, we had $0.0 million and $5.0 million outstanding under the ANS Line of Credit, respectively, which bears interest at the Wall Street Journal prime rate (“Prime Rate”). As of September 30, 2023, and December 31, 2022, we did not have any outstanding balances on our BW Line of Credit, which bears interest at the Prime Rate.

As of September 30, 2023, if our borrowing rates were to change by 1%: (i) interest expense on our ANS Line of Credit would increase or decrease, as applicable, by $0.1 million on an annual basis, assuming our entire $8.0 million balance under the ANS Line of Credit was outstanding; and (ii) interest expense on our BW Line of Credit would increase or decrease, as applicable, by $0.1 million on an annual basis, assuming our entire $3.0 million balance under the BW Line of Credit was outstanding.

As of September 30, 2023, and December 31, 2022, we also had $27.8 million aggregate principal amount of fixed-rate senior notes payable (the “Notes Payable”) outstanding, which bear interest at a weighted average interest rate of 7.7%. Since our Notes Payable bear interest at fixed rates and are carried at amortized cost, fluctuations in interest rates do not have any impact on our consolidated financial statements. However, the fair value of the Notes Payable will fluctuate with movements in market interest rates, increasing in periods of declining interest rates and declining in periods of increasing interest rates. The Notes Payable are not subject to interest rate risk, but we may be subject to changes in interest rates if and when we refinance this debt at maturity or otherwise.

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

We enter into transactions that are not denominated in their functional currency. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing monetary asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. At this time, we have not entered into, but in the future, we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. A foreign currency exchange net loss of $0.0 million, and a foreign currency exchange net loss of $0.1 million were recognized during the three months ended September 30, 2023, and 2022, respectively. Foreign currency exchange net losses of $0.2 million and $0.1 million were recognized during the nine months ended September 30, 2023, and 2022, respectively. If the Euro had weakened or strengthened by 10% compared to the U.S. dollar, our foreign currency exchange losses for the three months ended September 30, 2023, would have an immaterial impact on the consolidated financial statements. Revenue from foreign currency represents approximately 3% of total revenue.

Translation gains or losses, which are recorded in other comprehensive income or loss, result from translation of the assets and liabilities of our foreign subsidiaries into US dollars. Foreign currency exchange net losses of $0.0 million were recognized during the three and nine months ended September 30, 2023, and 2022. If the Euro had weakened or strengthened by 10% compared to the U.S. dollar, our foreign currency exchange losses for the three months ended September 30, 2023 would not have increased or decreased materially.

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

The securities purchase agreements related to our outstanding Notes and the agreements governing our indebtedness contain various negative covenants that restrict our ability to, among other things:

●	Incur additional indebtedness and guarantee indebtedness;
●	Pay dividends or make other distributions, or repurchase or redeem capital stock;
●	Prepay, redeem or repurchase debt or equity;
●	Issue certain preferred stock;
●	Make loans and investments;
●	Sell, lease or otherwise dispose of assets;
●	Acquire any assets or business;
●	Incur liens;
●	Enter into any transactions with affiliates;
●	Issue common stock or common stock equivalents involving a variable rate transaction; and
●	Consolidate, merge or sell all or substantially all of our assets

As discussed in Part I, Item 1. Note 9, Debt, we are also subject to certain affirmative covenants under the ANS and BW Lines of Credit, which, among other things, require us and our operating subsidiaries to maintain a specified debt service and debt to net worth or earnings ratios. Our ability to meet these financial ratios may be affected by events beyond our control and, as a result, there can be no assurance that we will be able to meet these ratios. Effective July 26, 2023, BW renewed the facility with substantially the same terms and an expiration of August 1, 2024.

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

Violation of these covenants would allow the counterparties to exercise their remedies under the respective agreement. In particular, violation of these covenants could constitute a default that would increase applicable interest rates payable by the Company, result in the obligation to pay other penalty fees or permit the relevant creditors to require the immediate repayment of the borrowings thereunder, which could result in a default under other debt instruments and agreements that contain cross-default provisions, including the Notes and ANS and BW lines of credit. A default under any of the agreements governing our indebtedness could materially adversely affect our financial condition and results of operations. We may seek waivers from compliance with these covenants and restrictive provisions to pursue our business strategy, which may not be granted on commercial terms or at all. As a result, we may be:

●	Limited in how we conduct our business;
●	Unable to raise additional debt or equity financing to operate during general economic or business downturns; or
●	Unable to compete effectively or to take advantage of new business opportunities.

These restrictions could have a material adverse effect on liquidity and our ability to grow in accordance with our strategy and on the value of our equity securities.

We may be unable to regain and maintain compliance with The Nasdaq Global Market continued listing requirements, which could cause our common stock to be delisted from The Nasdaq Global Market. This could result in the lack of a market for our common stock, cause a decrease in the value of an investment in Charge, and adversely affect our business, financial condition, and results of operations.

Our common stock is currently listed on The Nasdaq Global Market. To maintain the listing of our common stock on The Nasdaq Global Market, we are required to meet certain listing requirements, including, among others, a minimum closing bid price of $1.00 per share.

On August 22, 2023, we received notice from The Nasdaq Global Market that the closing bid price for Charge’s common stock had been below $1.00 per share for the previous 30 consecutive business days, and that we are therefore not in compliance with the minimum bid price requirement for continued inclusion on The Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1) (“Rule 5450(a)(1)”). The Nasdaq Global Market’s notice has no immediate effect on the listing or trading of our common stock on The Nasdaq Global Market.

The notice indicates that we will have 180 calendar days, until February 19, 2024, to regain compliance with this requirement. Charge can regain compliance with the $1.00 minimum bid listing requirement if the closing bid price of our common stock is at least $1.00 per share for a minimum of ten (10) consecutive business days during the 180-day compliance period.

If Charge does not regain compliance during the initial compliance period, we may be eligible for an additional 180-day period to regain compliance. To qualify, we would be required to meet the continued listing requirement for market value of our publicly held shares and all other Nasdaq initial listing standards, with the exception of the minimum bid price requirement under Rule 5450(a)(1), and we would need to provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period. If it appears to Nasdaq that we will not be able to cure the deficiency, or if we are otherwise not eligible, we expect that Nasdaq will notify us that our common stock will be subject to delisting. We will have the right to appeal a determination to delist our common stock, and our common stock will remain listed on The Nasdaq Global Market until the completion of the appeal process.

A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock and reducing the number of investors willing to hold or acquire shares, which would further restrict our ability to obtain equity financing. A suspension or delisting could also adversely affect our reputation, our relationships with our business partners and suppliers, which would have a material, adverse impact on our business, operating results and financial condition. In addition, a suspension or delisting would impair our ability to raise additional capital through equity or debt financing as well as our ability to attract and retain employees by means of equity compensation.

Since the date of the Nasdaq notice, our common stock has continued to trade below $1.00 per share.  As of the date hereof, we had not regained compliance with Rule 5450(a)(1).

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

Further, as we continue to seek to expand, raise capital, grow our business and acquire new businesses, we have entered into, and expect to enter into in the future, agreements and instruments, such as the agreements related to our outstanding indebtedness, preferred stock and warrants, and various unit purchase agreements related to our business acquisitions, which are subject to interpretation and the potential for dispute. If we have disagreements with counterparties to our agreements or with holders of our outstanding securities and are unable to resolve any disagreements that may arise, such disagreements may result in lawsuits, other legal proceedings and/or protracted negotiations, including those whereby we seek to enforce our rights. For example, certain holders of the Notes advised us, during our June 2023 discussions with them related to refinancing or repaying the Notes, that in their view, certain provisions of the securities purchase agreements pursuant to which they purchased the Notes and other of the Company’s securities, prohibit the Company from refinancing the Notes and from incurring additional indebtedness following repayment of the Notes without their consent. Additionally, during further discussions, the holders have raised issues relating to the Company's guarantees of its subsidiaries' indebtedness, which, in their view, could constitute a breach of the securities purchase agreements and defaults under the Notes and result in the application of default interest rates (20%) and other monetary penalties. We disagree with these positions, and believe we have valid defenses, and we intend to take appropriate action to preserve the Company’s rights. We are attempting to resolve these disagreements amicably through ongoing discussions, but an inability to resolve these disputes would likely increase the costs of refinancing or repayment or hinder our ability to refinance or amend the Notes or otherwise obtain new debt financing to fund our longer-term operations and acquisition strategy. Moreover, an inability to reach resolution may lead to litigation with the holders of the Notes, whether brought by us or against us. Any such litigation could be expensive, time-consuming, and distracting and no assurance can be provided that the outcome would be satisfactory. If we do reach agreement with the holders of the Notes, any agreements or amendments we execute are likely to impose additional conditions or costs that impact our liquidity and the flexibility of our operations or create the possibility of dilution to our other equity holders.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed on the Nasdaq Global Market since April 12, 2022. Our common stock was quoted on the Pink Open Market from January 27, 2021, to April 11, 2022. Our common stock is currently quoted under the trading symbol “CRGE”.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

We did not sell any of our equity securities during the three months ended September 30, 2023, that were not registered under the Securities Act and were not previously reported on a Current Report on Form 8-K filed by us.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 3, 2023, the Company entered into employment agreements with Ms. Leah Schweller, the Chief Financial Officer, and Mr. James Biehl, the Chief Legal and Compliance Officer, and Corporate Secretary, and on November 6, 2023, the Company entered into an employment agreement with Mr. Craig Denson, the Interim Chief Executive Officer and Chief Operating Officer.

Mr. Denson’s employment agreement dated November 6, 2023 (the “Denson Letter Agreement”), but effective August 29, 2023, provides for an annual salary of $400,000. He will also be eligible to earn an annual cash incentive award under the Company’s bonus program, cash incentive plan (once established), or any successor plan. For fiscal year 2023, 50% of Mr. Denson’s annual incentive award shall be determined by the Board’s Compensation Committee in its discretion, and 50% shall be determined based on his satisfaction of certain objectives that shall be established by the Compensation Committee.  Mr. Denson’s target annual incentive award for fiscal year 2023 shall be 100% of his base salary. Effective September 1, 2023, and for each full or partial quarter Mr. Denson serves as the Interim Chief Executive Officer, he shall be entitled to receive a cash bonus of $25,000 payable in the next payroll period immediately following such fiscal quarter; such bonus shall be prorated only from September 1, 2023 to September 30, 2023. Mr. Denson is also entitled to a retention bonus consisting of (i) an option to purchase Company’s common stock with a value equal to $200,000 based on a Black Scholes calculation, with an exercise price equal to the fair market value of the common stock on the grant date, a term of 10 years and the following vesting schedule: (a) 1/3 on March 1, 2024, (b) 1/3 three months following the effective date of appointment of the successor CEO, and (c) 1/3 on the first anniversary of the effective date of the appointment of the successor CEO; and (ii) cash bonus payable as follows: $133,000 on each of the first and second vesting date, and $134,000 on the third vesting date.

The Denson Letter Agreement provides that he will be entitled to the following severance benefits in the event of termination by the Company without “cause” or by Mr. Denson for “good reason” (as those terms are defined in the Denson Letter Agreement): (i)(a) his base salary as in effect at the time of such termination to the extent such amount has accrued through the termination date and remains unpaid, (b) any fully earned and declared but unpaid annual incentive award as of the termination date, and (c) any unpaid unreimbursed expenses as of the termination date (collectively, (i)(a) through (i)(c), the “Accrued Obligations”); and (ii) in return for a timely executed and delivered release, (a) an amount equal to 12 months of his base salary, which shall be payable in the same amounts and at the same intervals as if the employment period had not ended, (b) if the termination date occurs more than 6 months after the beginning of the fiscal year, a prorated annual incentive award in respect of the fiscal year in which the termination date occurs, (c) any time-based vesting equity awards granted to him under the Company’s Equity Incentive Plan that would have vested in the 24-month period following the termination date shall immediately become vested upon his termination date, (d) extension of the exercise period with respect to all stock options held by Mr. Denson until the earlier of the date that is 2 years after the termination date, or the original expiration date of the stock options, and (e) if he timely elects continued coverage pursuant COBRA, payment of his share of the premium cost for the earlier of 12-month period following the termination date or the date which he is no longer eligible for COBRA.

Should Mr. Denson be terminated within 3 months prior, upon or within 12 months of a Change of Control (as defined in the Denson Letter Agreement), Mr. Denson would be entitled to (i) the Accrued Obligations, and (ii) in return for a timely executed and delivered release, (a) an amount equal to two times of his annual base salary, which will be payable (y) if the termination date is within three months prior to the consummation of a change in control, in the same amounts and at the same intervals as if the employment period had not ended, or (z) if the termination date is within 12 months following the consummation of a change in control, in a single lump sum cash payment within 2 and a half months following the termination date; (b) an amount equal to one and a half times the target incentive award for the applicable fiscal year, which will be payable (y) if the termination date is within three months prior to the consummation of a change in control, in the same manner and at the same time that the Company pays other Company executive incentive awards under the incentive plan after the termination date, or (z) if the termination date is within 12 months following the consummation of a change in control, in the same manner in a single lump sum cash payment within 2 and a half months following the termination date, (c) immediate vesting of the portion of all his time-based equity awards under the Company’s Equity Incentive Plan, (d) the extension of the post-termination exercise period with respect to all stock options held by Mr. Denson until the earlier of the date that is 2 years after the termination date or the original expiration date of the stock options; and (e) if he timely elects continued coverage, payment of his share of the premium cost of COBRA for the earlier of 18-month period following the termination date, or the date which he is no longer eligible for COBRA.

Ms. Schweller’s employment agreement, dated November 3, 2023 (the “Schweller Letter Agreement”), provides for an annual salary of $300,000. She will also be eligible to earn an annual cash incentive award under the Company’s bonus program, cash incentive plan (once established), or any successor plan. For fiscal year 2023, 50% of Ms. Schweller’s annual incentive award shall be determined by the Board’s Compensation Committee in its discretion, and 50% shall be determined based on her satisfaction of certain objectives that shall be established by the Compensation Committee. Ms. Schweller’s target annual incentive award for fiscal year 2023 shall be 100% of her base salary. The Schweller Letter Agreement provides that she will be entitled to the following severance benefits in the event of termination by the Company without “cause” or by Ms. Schweller for “good reason” (as those terms are defined in the Schweller Letter Agreement): (i)(a) her base salary as in effect at the time of such termination to the extent such amount has accrued through the termination date and remains unpaid, (b) any fully earned and declared but unpaid annual incentive award as of the termination date, and (c) any unpaid unreimbursed expenses as of the termination date (collectively, (i)(a) through (i)(c), the “Accrued Obligations”); and (ii) in return for a timely executed and delivered release, (a) an amount equal to 12 months of her base salary, which shall be payable in the same amounts and at the same intervals as if the employment period had not ended, (b) if the termination date occurs more than 6 months after the beginning of the fiscal year, a prorated annual incentive award in respect of the fiscal year in which the termination date occurs, (c) any time-based vesting equity awards granted to her under the Company’s Equity Incentive Plan that would have vested in the 24-month period following the termination date shall immediately become vested upon her termination date, (d) extension of the exercise period with respect to all stock options held by Ms. Schweller until the earlier of the date that is 2 years after the termination date, or the original expiration date of the stock options, and (e) if she timely elects continued coverage pursuant COBRA, payment of her share of the premium cost for the earlier of 12-month period following the termination date or the date which she is no longer eligible for COBRA.

Should Ms. Schweller be terminated within 3 months prior, upon or within 12 months of a Change of Control (as defined in the Schweller Letter Agreement), Ms. Schweller would be entitled to (i) the Accrued Obligations, and (ii) in return for a timely executed and delivered release, (a) an amount equal to one and a half times of her annual base salary, which will be payable (y) if the termination date is within three months prior to the consummation of a change in control, in the same amounts and at the same intervals as if the employment period had not ended, or (z) if the termination date is within 12 months following the consummation of a change in control, in a single lump sum cash payment within 2 and a half months following the termination date; (b) an amount equal to one and a half times the target incentive award for the applicable fiscal year, which will be payable (y) if the termination date is within three months prior to the consummation of a change in control, in the same manner and at the same time that the Company pays other Company executive incentive awards under the incentive plan after the termination date, or (z) if the termination date is within 12 months following the consummation of a change in control, in the same manner in a single lump sum cash payment within 2 and a half months following the termination date, (c) immediate vesting of the portion of all her time-based equity awards under the Company’s Equity Incentive Plan, (d) the extension of the post-termination exercise period with respect to all stock options held by Ms. Schweller until the earlier of the date that is 2 years after the termination date or the original expiration date of the stock options; and (e) if she timely elects continued coverage, payment of her share of the premium cost of COBRA for the earlier of 18-month period following the termination date, or the date which she is no longer eligible for COBRA.

Mr. Biehl’s employment agreement, dated November 3, 2023 (the “Biehl Letter Agreement”), provides for an annual salary of $350,000. He will also be eligible to earn an annual cash incentive award under the Company’s bonus program, cash incentive plan (once established), or any successor plan. For fiscal year 2023, 50% of Mr. Biehl’s annual incentive award shall be determined by the Board’s Compensation Committee in its discretion, and 50% shall be determined based on his satisfaction of certain objectives that shall be established by the Compensation Committee. Mr. Biehl’s target annual incentive award for fiscal year 2023 shall be 100% of his base salary. The Biehl Letter Agreement provides that he will be entitled to the following severance benefits in the event of termination by the Company without “cause” or by Mr. Biehl for “good reason” (as those terms are defined in the Biehl Letter Agreement): (i)(a) his base salary as in effect at the time of such termination to the extent such amount has accrued through the termination date and remains unpaid, (b) any fully earned and declared but unpaid annual incentive award as of the termination date, and (c) any unpaid unreimbursed expenses as of the termination date (collectively, (i)(a) through (i)(c), the “Accrued Obligations”); and (ii) in return for a timely executed and delivered release, (a) an amount equal to 12 months of his base salary, which shall be payable in the same amounts and at the same intervals as if the employment period had not ended, (b) if the termination date occurs more than 6 months after the beginning of the fiscal year, a prorated annual incentive award in respect of the fiscal year in which the termination date occurs, (c) any time-based vesting equity awards granted to him under the Company’s Equity Incentive Plan that would have vested in the 24-month period following the termination date shall immediately become vested upon his termination date, (d) extension of the exercise period with respect to all stock options held by Mr. Biehl until the earlier of the date that is 2 years after the termination date, or the original expiration date of the stock options, and (e) if he timely elects continued coverage pursuant COBRA, payment of his share of the premium cost for the earlier of 12-month period following the termination date or the date which he is no longer eligible for COBRA.

Should Mr. Biehl be terminated within 3 months prior, upon or within 12 months of a Change of Control (as defined in the Biehl Letter Agreement), Mr. Biehl would be entitled to (i) the Accrued Obligations, and (ii) in return for a timely executed and delivered release, (a) an amount equal to one and a half times of his annual base salary, which will be payable (y) if the termination date is within three months prior to the consummation of a change in control, in the same amounts and at the same intervals as if the employment period had not ended, or (z) if the termination date is within 12 months following the consummation of a change in control, in a single lump sum cash payment within 2 and a half months following the termination date; (b) an amount equal to one and a half times the target incentive award for the applicable fiscal year, which will be payable (y) if the termination date is within three months prior to the consummation of a change in control, in the same manner and at the same time that the Company pays other Company executive incentive awards under the incentive plan after the termination date, or (z) if the termination date is within 12 months following the consummation of a change in control, in the same manner in a single lump sum cash payment within 2 and a half months following the termination date, (c) immediate vesting of the portion of all his time-based equity awards under the Company’s Equity Incentive Plan, (d) the extension of the post-termination exercise period with respect to all stock options held by Mr. Biehl until the earlier of the date that is 2 years after the termination date or the original expiration date of the stock options; and (e) if he timely elects continued coverage, payment of his share of the premium cost of COBRA for the earlier of 18-month period following the termination date, or the date which he is no longer eligible for COBRA.

Item 6. Exhibits

Exhibit Number	Description
3.1 #	Certificate of Incorporation of GoIP Global, Inc., dated October 1, 2020 (Incorporated by reference to Exhibit 3.1 to our Form S-1 as filed on February 12, 2021)
3.2 #	Certificate of Designations of the Series A Preferred Stock, dated October 6, 2020 (Incorporated by reference to Exhibit 3.2 to our Form S-1 as filed on February 12, 2021)
3.3 #	Certificate of Amendment to the Certificate of Incorporation, dated December 11, 2020 (Incorporated by reference to Exhibit 3.3 to our Form S-1 as filed on February 12, 2021)
3.4 #	Certificate of Amendment to the Certificate of Incorporation, dated January 26, 2021 (Incorporated by reference to Exhibit 3.4 to our Form S-1 as filed on February 12, 2021)
3.5 #	Amendment to Certificate of Designations of the Series A Preferred Stock, dated March 29, 2021 (Incorporated by reference to Exhibit 3.5 to our Form S-1/A as filed on June 11, 2021)
3.6 #	Certificate of Designations of the Series B Preferred Stock, dated May 20, 2021 (Incorporated by reference to Exhibit 3.7 to our Form S-1/A as filed on June 11, 2021)
3.7 #	Certificate of Designations of the Series C Preferred Stock, dated December 17, 2021 (Incorporated by reference to Exhibit 3.1 to our Form 8-K as filed on December 23, 2021)
3.8 #	Certificate of Amendment of the Certificate of Incorporation, dated December 29, 2021 (Incorporated by reference to Exhibit 3.1 to our Form 8-K as filed on January 4, 2022)
3.9 #	Amended and Restated Certificate of Designations of the Series C Preferred Stock, filed on February 25, 2022 (Incorporated by reference to Exhibit 3.1 to our Form 8-K as filed on March 3, 2022)
3.10 #	Certificate of Amendment to the Certificate of Incorporation, dated September 27, 2022. (Incorporated by reference to Exhibit 3.1 to our Form 8-K as filed on September 28, 2022)
3.11 #

Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock filed on June 30, 2022 (Incorporated by reference to Exhibit 3.1 to our Form 8-K as filed on July 7, 2022).

3.12 #	Amended and Restated Bylaws, effective January 26, 2023. (Incorporated by reference to Exhibit 3.1 to our Form 8-K as filed on January 27, 2023)
3.13 #

Certificate of Designation of Preferences, Rights and Limitations of Series E Preferred Stock filed on March 27, 2023 (Incorporated by reference to Exhibit 3.1 to our Form 8-K as filed on March 31, 2023)

10.1**	Employment Agreement, dated November 3, 2023, between Charge Enterprises, Inc. and Leah Schweller. (Filed herewith)
10.2**	Employment Agreement, dated November 3, 2023, between Charge Enterprises, Inc. and James Biehl. (Filed herewith)
10.3**	Employment Agreement, dated November 6, 2023, between Charge Enterprises, Inc. and Craig Denson. (Filed herewith)
10.4#	Separation and Consulting Agreement, dated August 28, 2023, by and between Charge Enterprises, Inc. and Andrew Fox (Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed on August 29, 2023.
31.1 **	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d- 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 **	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 ***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 ***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	Inline XBRL Instance Document.
101.SCH **	Inline XBRL Taxonomy Extension Schema.
101.CAL **	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.LAB **	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE **	Inline XBRL Taxonomy Presentation Linkbase.
101.DEF **	Inline XBRL Taxonomy Definition Linkbase Document.
104 **	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

** Filed herewith.

*** Furnished herewith.

# Incorporated by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARGE ENTERPRISES, INC.

Date: November 8, 2023	By:	/s/ Craig Denson
	Name	Craig Denson
	Title:	Interim Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Leah Schweller
	Name	Leah Schweller
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)